Form 10-Q
period 1999-09-30
NETZERO INC
filed 1999-11-15
CIK 1089944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-27405

                            ------------------------

                                 NETZERO, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                    95-4644384
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

          2555 TOWNSGATE ROAD                                 91361
     WESTLAKE VILLAGE, CALIFORNIA                          (Zip Code)
(Address of principal executive office)

                                 (805) 418-2000
              (Registrant's telephone number, including area code)

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES / / NO /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Number of shares of Common Stock outstanding as of September 30, 1999:
104,551,964 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I FINANCIAL INFORMATION

ITEM 1.                 BALANCE SHEETS AT JUNE 30, 1999 AND SEPTEMBER 30, 1999
                          (UNAUDITED)...............................................      3

                        STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 1998 AND 1999 (UNAUDITED)...................      4

                        STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 1998 AND 1999 (UNAUDITED)...................      5

                        NOTES TO FINANCIAL STATEMENTS...............................      6

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.................................      7

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                          RISK......................................................     30

PART II OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS...........................................     31

ITEM 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS...................     31

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES.............................     32

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     32

ITEM 5.                 OTHER INFORMATION...........................................     32

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K............................     32

                        A. EXHIBITS.................................................

                        B. REPORTS ON FORM 8-K......................................

SIGNATURES..........................................................................

    In this Report, "NetZero," the "Company," "we," "us" and "our" collectively refers to NetZero, Inc.

PART I.  FINANCIAL INFORMATION

                                 NETZERO, INC.

                                 BALANCE SHEETS

                                                                         AS OF
                                                              ----------------------------
                                                                JUNE 30,     SEPTEMBER 30,
                                                                  1999           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 24,035,000   $181,718,000
  Accounts receivable, net of allowance for doubtful
    accounts of $160,000 at June 30, 1999 and $399,000 at
    September 30, 1999......................................     2,253,000      4,825,000
  Other current assets......................................       689,000      6,680,000
                                                              ------------   ------------
    Total current assets....................................    26,977,000    193,223,000
Property and equipment, net.................................    18,116,000     21,472,000
Restricted cash.............................................     1,789,000      1,884,000
Deposits....................................................       619,000        597,000
                                                              ------------   ------------
    Total assets............................................  $ 47,501,000   $217,176,000
                                                              ============   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,879,000   $ 13,043,000
  Accrued liabilities.......................................     1,521,000      1,554,000
  Deferred revenue..........................................     2,739,000      4,717,000
  Current portion of notes payable..........................       560,000      1,460,000
  Current portion of capital leases.........................     1,181,000      1,394,000
                                                              ------------   ------------
    Total current liabilities...............................    10,880,000     22,168,000
Notes payable less current portion..........................     1,210,000      3,395,000
Capital leases less current portion.........................     2,317,000      2,332,000
Redeemable convertible preferred stock, no-par value;
  19,231,000 shares authorized; 19,230,000 issued and
  outstanding at June 30, 1999; liquidation preference and
  redemption value of $2,140,000............................     2,140,000             --
Stockholders' equity
  Convertible preferred stock, $0.001 par value; 55,769,000
    shares authorized; 45,182,000 shares issued and
    outstanding at June 30, 1999; liquidation preference of
    $44,917,000; 10,000,000 shares authorized and no shares
    issued and outstanding at September 30, 1999............    44,720,000             --
  Common stock, $0.001 par value; 150,000,000 and
    500,000,000 shares authorized at June 30, 1999 and
    September 30, 1999, respectively; 15,000,000 and
    28,624,000 shares issued and outstanding at June 30,
    1999 and September 30, 1999, respectively...............     1,352,000        105,000
  Additional paid-in capital................................     9,019,000    229,748,000
  Notes receivable from stockholders........................    (1,029,000)    (1,056,000)
  Deferred stock compensation...............................    (7,783,000)    (9,263,000)
  Accumulated deficit.......................................   (15,325,000)   (30,253,000)
                                                              ------------   ------------
    Total stockholders' equity..............................  $ 30,954,000   $189,281,000
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 47,501,000   $217,176,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                                 NETZERO, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1999
                                                              -------------   -------------
Net revenues................................................   $        --    $  7,720,000
Cost of revenues............................................         6,000      12,093,000
                                                               -----------    ------------
Gross loss..................................................        (6,000)     (4,373,000)
                                                               -----------    ------------
Operating expenses:
  Sales and marketing.......................................        28,000       4,872,000
  Product development.......................................         9,000         762,000
  General and administrative................................        59,000       3,344,000
  Stock-based compensation..................................       110,000       1,303,000
  Depreciation and amortization.............................         5,000         337,000
                                                               -----------    ------------
Total operating expenses....................................       211,000      10,618,000
                                                               -----------    ------------
Loss from operations........................................      (217,000)    (14,991,000)
Interest income.............................................            --         285,000
Interest expense............................................            --        (221,000)
                                                               -----------    ------------
Net loss....................................................   $  (217,000)   $(14,927,000)
                                                               ===========    ============
Basic and diluted net loss per share........................   $     (0.02)   $      (1.04)
                                                               ===========    ============
Shares used to calculate basic and diluted net loss per
  share.....................................................    13,451,000      14,365,000
                                                               ===========    ============

    The accompanying notes are an integral part of these financial statements.

                                 NETZERO, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1999
                                                              -------------   -------------
Cash flows from operating activities:
  Net loss..................................................    $(217,000)    $(14,927,000)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
  Depreciation and amortization.............................        7,000        1,618,000
  Provision for doubtful accounts...........................           --          239,000
  Stock-based compensation..................................      110,000        1,303,000
  Accrued interest--notes receivable from stockholders......           --          (27,000)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................           --       (2,811,000)
    Deposits................................................       (3,000)          21,000
    Other current assets....................................       (4,000)      (5,991,000)
    Restricted cash.........................................                       (95,000)
    Accounts payable and accrued expenses...................      200,000        8,197,000
    Deferred revenue........................................                     1,978,000
                                                                ---------     ------------
      Net cash used for operating activities................       93,000      (10,495,000)
                                                                ---------     ------------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (277,000)      (4,337,000)
                                                                ---------     ------------
      Net cash used for investing activities................     (277,000)      (4,337,000)
                                                                ---------     ------------
Cash flows from financing activities:
  Payments on capital leases................................           --         (408,000)
  Payments on notes payable.................................           --         (413,000)
  Proceeds from notes payable...............................           --        3,498,000
  Proceeds from exercise of stock options...................           --          120,000
  Net proceeds from issuance of common stock................           --      169,718,000
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................      270,000               --
                                                                ---------     ------------
      Net cash provided by financing activities.............      270,000      172,515,000
                                                                ---------     ------------
      Change in cash and cash equivalents...................       86,000      157,683,000
Cash and cash equivalents, beginning of period..............        1,000       24,035,000
                                                                ---------     ------------
Cash and cash equivalents, end of period....................    $  87,000     $181,718,000
                                                                =========     ============
Supplemental disclosure of cash flow activities:
Cash paid during the year for interest......................    $      --     $    162,000
                                                                =========     ============
Equipment obtained under capital leases.....................    $      --     $    637,000
                                                                =========     ============

   The accompanying notes are an integral part of these financial statements.

                                 NETZERO, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND BUSINESS.

    NetZero was incorporated in July 1997 and launched its service in October 1998. NetZero provides consumers with free access to the Internet while offering online advertisers an effective way to reach those consumers.

2.  BASIS OF PRESENTATION.

    The financial statements are unaudited, other than the balance sheet information for the Company as of June 30, 1999 and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period. These financial statements should be read in conjunction with the financial statements as of June 30, 1999 and related notes included in the Company's prospectus related to its initial public offering filed with the Securities and Exchange Commission (the "SEC") on September 24, 1999.

3.  CONCENTRATION OF CREDIT RISKS.

    At September 30, 1999, one customer comprised 54% of the accounts receivable balance. For the quarter ended September 30, 1999, two customers comprised 39% and 29% of revenues, respectively.

4.  EQUITY.

    STOCK SPLIT

    In July 1999, the Company authorized and implemented a three-for-two forward stock split. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

    INITIAL PUBLIC OFFERING

    In September 1999 the Company completed an initial public offering in which the Company sold 11,500,000 shares of its Common Stock, including 1,500,000 shares in connection with the exercise of the underwriters' over-allotment option, at $16.00 per share. The proceeds to the Company from the offering, after deducting underwriting discounts and commissions, were $171,120,000. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 510,000,000 shares of capital stock (500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock) of which approximately 104,552,000 shares of Common Stock were outstanding at September 30, 1999. Please refer to "Part II--Other Information--Item 2(d)" for a discussion of use of proceeds from the Company's initial public offering.

                                 NETZERO, INC.

                         NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

4.  EQUITY. (CONTINUED)
    COMPUTATION OF NET LOSS PER SHARE.

    The following table sets forth the computation of basic, diluted and pro forma net loss per share for the periods indicated:

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                           SEPTEMBER 30, 1998   SEPTEMBER 30, 1999
                                           ------------------   ------------------
Numerator:
  Net loss...............................     $  (217,000)         $(14,927,000)
Denominator:
  Weighted average common................      15,000,000            30,933,000
  Adjustment for common shares subject to
    repurchase...........................      (1,549,000)          (16,568,000)
                                              -----------          ------------
  Adjusted weighted average common
    share................................      13,451,000            14,365,000
Basic and diluted net loss per share.....     $      (.02)         $      (1.04)
                                              ===========          ============

5.  COMMITMENTS AND CONTINGENCIES.

    The Company is not currently party to any material legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our registration statement declared effective by the SEC on September 23, 1999, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

OVERVIEW

    NetZero is pioneering a new Internet service model that provides consumers with free and easy access to the Internet while offering online advertisers an effective way to target those users. We offer users a simple and compelling proposition--free and unlimited Internet access as well as free e-mail and navigational tools to enhance their online experience. For advertisers, we believe our service offers a powerful online direct marketing tool with features and functionality that have distinct advantages over traditional forms of online advertising.

    An important feature of our service is The ZeroPort, a small window displayed on our users' computer screens while they are online that is always visible regardless of where they navigate. Users can move The ZeroPort to any location on their screen but cannot close it or reduce its size. The ZeroPort displays advertisements and advertiser-sponsored buttons and icons, all of which can link directly to sites and services such as news, financial information, sports and shopping.

    We were incorporated in July 1997 and launched our service in October 1998. For the period from inception until October 1998, we had no revenues and our operating activities related primarily to the development of our proprietary zCast software. Since launching our service, we have continued these operating activities and have also focused on:

    - developing changes to The ZeroPort to enhance its features and functionality;

    - implementing the zCast Server network cell infrastructure;

    - hiring personnel;

    - contracting with third-party communications providers;

    - selling advertising;

    - marketing our service to potential sponsors of placements on The ZeroPort;

    - marketing our service to consumers; and

    - pursuing distribution arrangements.

We have spent, and will continue to spend, significant resources on these activities.

REVENUES.

    We generate revenues generally through banner advertisements, sponsorships on The ZeroPort, referrals of our users to other Web-sites, performance-based agreements including e-commerce arrangements, advertising messages delivered to our users via e-mail, and distribution agreements. Banner advertisements are images displayed in the window of The ZeroPort. A user can click on the image and be routed to an advertiser's Web-site. Advertisers pay us for the number of advertisements displayed, the number of times users click on advertisements, or based on other defined criteria. Sponsorships on The ZeroPort involve providing an advertiser the right to be displayed on the face of The ZeroPort or on a drop down menu for a specified period of time, usually one year or less. We may receive fees for this right alone, although many sponsorships also involve a commitment by us to deliver banner advertisements or fulfill defined performance criteria. We also have the ability to refer users to advertisers' Web-sites when they log on to our service or when they click on buttons, drop down menus or the ticker window on The ZeroPort. Referral payments are, in general, based upon the number of times users are directed to advertisers' Web-sites. Performance-based arrangements may involve payments dependent on the success of an advertising campaign, which may be measured by the number of times users visit a Web-site, purchase products or register for services. Revenues are also generated when our users elect to receive messages from advertisers in their NetZero e-mail accounts and such messages are delivered. In distribution arrangements, we may be paid by third parties for the right to distribute the software containing our service with products of third parties. We do not expect distribution agreements to be material to our overall revenues.

    Historically, The ZeroPort was limited in its capabilities, and our revenues have been generated primarily from non-targeted banner advertising, a majority of which has been sold through third parties such as Adsmart. We anticipate that a significant portion of our banner inventory will be sold in a similar manner in the future. We recently began generating revenues from selling targeted banner advertisements and by referring our users to a Web-site we developed with LookSmart.

    In August 1999, we released a substantially upgraded version of The ZeroPort with features offering additional ways to generate revenues, including selling exclusive and non-exclusive sponsorships of buttons and marquee space on The ZeroPort as well as sponsorships of a customizable ticker tape and browser window. For example, we entered into agreements with eBay, priceline.com, NetNation Communications, Ameritrade and FiNet for sponsorship of services offered on The ZeroPort or on drop-down menus on The ZeroPort. We also entered into an agreement with Cisco Systems for sponsored advertising on The ZeroPort. Many of these agreements involve fee arrangements based on performance criteria. We intend to enter into similar arrangements with other entities. However, since we have limited experience marketing these types of arrangements, and have no actual experience with respect to the performance of such arrangements, we cannot predict the degree to which they will become part of our revenue mix.

    We anticipate that we will receive higher advertising rates for targeted advertisements and sponsorships than for non-targeted banner advertisements. However, we have limited experience in selling and managing these types of arrangements and there can be no assurance that we will successfully sell all of the various advertising services we intend to offer or that such arrangements will generate significant revenues or higher advertising rates. To date, we have sold targeted advertising based upon Web-sites visited, key word searches, and users' demographic information. In addition, the growth in our user base has resulted, and may result in the future, in situations where our advertising inventory capacity has increased faster than our ability to sell such inventory at desired rates. While we rely on agreements with third parties to sell a significant portion of our banner advertisements, such agreements are short term in nature and are subject to termination and pricing pressures. Due to increased costs associated with more users and greater inventory, our failure to renew such agreements or the failure of the combination of such agreements and the efforts of our in-house sales force to sell increased inventory at reasonable rates may materially and adversely affect our operating results. In addition, our success with performance-based fee arrangements may depend on our ability to effectively target users. We are in the early stages of that process and may encounter technical and other limitations on our ability to successfully target users, including limitations associated with privacy concerns. In addition, while we believe that the growth of our user base will enhance the value of our services to our advertising customers, there can be no assurance that we will adequately perform under these arrangements or that we will be able to replace such arrangements on comparable terms, if at all. The failure to generate significant sponsorships on The ZeroPort or the failure to replace significant contracts when they expire could adversely affect our revenues and results of operations.

    Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations on our part remain and collection of the related receivable is probable. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. The guaranteed minimum number of impressions are generally required to be delivered over the term of the commitment which has generally averaged one to two months. Revenues from performance-based arrangements, including arrangements based on users' clicking on ads, buttons or other placements on The ZeroPort, are recognized as the related performance criteria are met. Referral revenues are recognized as referrals are made to advertisers' or sponsors' Web-sites, provided that no significant obligations on our part remain and collection of the related receivable is probable.

    Our advertising revenues are subject to the effects of seasonality. Advertisers typically purchase impressions on a forward basis. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter to quarter comparisons could be materially affected.

    Our revenues will be significantly affected by our ability to grow our user base. If we are unable to grow our user base or our user demographics are not attractive to advertisers, we may be unable to attract significant commitments from advertisers or satisfy our agreements with our advertisers relating to performance criteria.

    We do not currently anticipate that inflation will have a material impact on our results of operations.

COST OF REVENUES.

    Cost of revenues consists of telecommunications costs, depreciation of our network equipment, occupancy costs and personnel and related expenses of our network. We intend to expend significant amounts of capital, which will result in increased depreciation expense associated with these capital expenditures, and to make significant commitments to future telecommunications capacity with the expectation of a rapidly increasing subscriber base and anticipated usage patterns. Telecommunications costs for network access are expensed as incurred. Our failure to accurately forecast our users' needs could result in significant overcapacity, which would adversely impact our results of operations. Conversely, underforecasting usage could adversely impact the ability of our users to receive adequate service and adversely impact our reputation and our ability to maintain or increase our subscriber base. We have a limited history in forecasting our users' requirements, and there can be no assurance that we will be able to accurately forecast such requirements in the future.

SALES AND MARKETING.

    Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party advertising sales agents, marketing, and sales support functions. In an effort to increase our revenues, user base and brand awareness, we expect to increase significantly the amount of spending on sales and marketing in the near term. Marketing costs associated with increasing our user base are expensed in the period incurred.

PRODUCT DEVELOPMENT.

    Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services, content, facilities and equipment. We believe that a significant level of product development activity is necessary for our business and intend to increase significantly in the near term the amount of spending to fund this activity.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs. We expect general and administrative expenses to increase as we continue to expand our administrative infrastructure.

STOCK-BASED COMPENSATION.

    In connection with the grant of stock options to employees and the imposition of restrictions on shares of stock held by certain founders during the year ended June 30, 1999 and the three months ended September 30, 1999, we recorded total deferred compensation of approximately $11.7 million. This deferred compensation represented the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options or shares at the date of grant. We are amortizing this amount over the vesting periods of the applicable options or shares, resulting in an expense of $1.2 million for the year ended June 30, 1999 and $1.3 million for the three months ended September 30, 1999. Annual amortization of deferred stock compensation for options granted and restricted shares as of September 30, 1999 is approximately $5.3 million, $3.0 million, $1.6 million, $623,000 and $24,000 for the years ending June 30, 2000, 2001, 2002, 2003 and 2004, respectively. Deferred compensation is presented as a reduction of stockholders' equity and amortized over the vesting period of applicable options, generally four years.

RESULTS OF OPERATIONS.

    The following tables set forth selected statement of operations data in dollars and as a percentage of total revenues:

                                                         THREE MONTHS ENDED
                                                ------------------------------------
                                                JUNE 30, 1999    SEPTEMBER 30, 1999
                                                --------------   -------------------
                                                           (IN THOUSANDS)
Revenues......................................      $ 3,731           $  7,720
Cost of revenues..............................        7,377             12,093
                                                    -------           --------
Gross loss....................................       (3,646)            (4,373)
Operating expenses:
  Sales and marketing.........................          817              4,872
  Product development.........................          475                762
  General and administrative..................        2,304              3,344
  Stock-based compensation....................          892              1,303
  Depreciation and amortization...............          150                337
                                                    -------           --------
    Total operating expenses..................        4,638             10,618
                                                    -------           --------
Loss from operations..........................       (8,284)           (14,991)
Interest and other income (expense), net......           91                 64
                                                    -------           --------
Net loss......................................      $(8,193)          $(14,927)
                                                    =======           ========

                                                         THREE MONTHS ENDED
                                                ------------------------------------
                                                JUNE 30, 1999    SEPTEMBER 30, 1999
                                                --------------   -------------------
As a percentage of revenues
Revenues......................................        100%               100%
Cost of revenues..............................        198                157
                                                     ----               ----
Gross loss....................................        (98)               (57)
Operating expenses:
  Sales and marketing.........................         22                 63
  Product development.........................         13                 10
  General and administrative..................         62                 43
  Stock-based compensation....................         24                 17
  Depreciation and amortization...............          4                  4
                                                     ----               ----
    Total operating expenses..................        124                137
                                                     ----               ----
Loss from operations..........................       (222)              (194)
Interest and other income (expense), net......          3                  1
                                                     ----               ----
Net loss......................................       (219)%             (193)%
                                                     ====               ====

             THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE
                     THREE MONTHS ENDED SEPTEMBER 30, 1998

    We began business operations in October 1998, and as a result, operating results for the period from June 30, 1998 through September 30, 1998 included no revenues, no cost of revenues, and only $217,000 in expenses. Accordingly, the results for the three months ended September 30, 1998 are not meaningful or material in comparison to the operating results for the three months ended September 30, 1999.

             THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 1999

REVENUES.

    Revenues for the three months ended September 30, 1999 were $7.7 million, which represented an increase of $4.0 million, or 107%, from $3.7 million for the three months ended June 30, 1999. The increase was primarily attributable to revenues generated from our start page agreement with LookSmart, as well as increased sales of banner advertisements, primarily through our third-party sales force. In particular, we generated approximately $3.0 million, or 39% of our total revenues for the three months ended September 30, 1999, from our agreement with LookSmart, which we entered into in April 1999. This amount represented an increase of approximately $1.7 million from the $1.3 million of revenues generated from LookSmart for the three months ended June 30, 1999, which represented approximately 34% of our total revenues for that period. We also generated approximately $2.3 million, or 29% of our total revenues for the three months ended September 30, 1999, from banner advertisements sold through Adsmart. This amount represented an increase of approximately $1.3 million from the $1.0 million of revenues generated from Adsmart for the three months ended June 30, 1999, which represented approximately 28% of our total revenues for that period.

COST OF REVENUES.

    Cost of revenues for the three months ended September 30, 1999 was $12.1 million, which represented an increase of $4.7 million, or 64%, from $7.4 million for the three months ended June 30, 1999. The increase was primarily attributable to increased telecommunications expense related to the growth in our user base and increased depreciation related to our internal network costs. During the

September quarter, the Company's cost of telecommunications services purchased averaged less than $0.30 per hour.

SALES AND MARKETING.

    Sales and marketing expenses for the three months ended September 30, 1999 were $4.9 million, which represented an increase of $4.1 million, from $817,000 for the three months ended June 30, 1999. The increase was primarily due to increased levels of advertising and other marketing expenses associated with the Company's nationwide consumer and advertiser branding campaign. The increase was also attributable to the hiring of additional direct sales force personnel.

PRODUCT DEVELOPMENT.

    Product development expenses for the three months ended September 30, 1999 were $762,000, which represented an increase of $287,000, or 60%, from $475,000 for the three months ended June 30, 1999. The increase was primarily due to the hiring of additional software engineers and professional expenses.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses for the three months ended
September 30, 1999 were $3.3 million, which represented an increase of $1.0 million, or 43%, from $2.3 million for the three months ended June 30, 1999. The increase was primarily due to the hiring of additional administrative personnel and increased professional and consulting expenses.

STOCK-BASED COMPENSATION.

    In the three months ended September 30, 1999, total amortization of deferred compensation was $1.3 million in connection with stock option grants and restricted founders' shares.

DEPRECIATION AND AMORTIZATION.

    Depreciation and amortization for the three months ended September 30, 1999 was $337,000, which represented an increase of $187,000, or 125%, from $150,000 for the three months ended June 30, 1999. The increase was primarily attributable to the purchase of fixed assets to be used in the business.

INTEREST AND OTHER INCOME (EXPENSE), NET.

    Interest income consists of earnings on our cash and cash equivalents. Interest expense consists primarily of interest expense on capital equipment leases. Interest income, net, for the three months ended September 30, 1999 was $64,000, which represented a decrease of $27,000 from net interest income of $91,000 in the three months ended June 30, 1999.

INCOME TAXES.

    As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax for the three months ended September 30, 1999.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-Q. We plan to significantly increase our operating expenses and capital expenditures to expand our sales and marketing efforts, promote the NetZero brand, continue to enhance the features and functionality of

The ZeroPort, upgrade our internal network infrastructure, pursue new distribution channels and hire new personnel across all levels of our organization. We determine our operating expenses largely on the basis of anticipated growth in our revenues and some of our expenses are fixed in the short-term. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. We believe that our expenses will significantly exceed our revenues for the foreseeable future. As a result of these and other factors, our operating results may vary substantially from quarter-to-quarter.

    In addition, seasonal trends could affect the revenues we generate. To the extent that our revenues depend on the amount of usage by our users, any seasonal fluctuations in Internet usage could affect our revenues during such periods of fluctuation. We anticipate that user traffic levels will be impacted by the summer and year-end vacation and holiday periods. Moreover, the rate at which new users sign up for our services may be related to gifts or purchases of personal computers, which typically increase during the fourth calendar quarter as a result of the holiday season and may decline during other periods. As a result, new user registration may be subject to seasonality. However, because our operating history is so limited, it is difficult for us to accurately predict these trends and plan accordingly. Since our operating expenses are based on our expectations of future revenues, it is possible that seasonal fluctuations could materially and adversely affect our business, results of operations and financial condition.

    A small number of customers have accounted for, and may in the future account for, a significant portion of our revenues. For example, we derived approximately 39% and 29% of our revenues for the three months ended
September 30, 1999 from agreements with LookSmart and Adsmart, respectively. Our agreement with LookSmart will expire in April 2000 and our agreement with Adsmart will expire on February 15, 2000. Adsmart notified us in November that our existing agreement with them will not be extended beyond the expiration date. We are in discussions with Adsmart regarding new terms for an ongoing business relationship; however, there is no assurance that we will enter into a new relationship with Adsmart or that any new relationship will be on terms as favorable as our existing agreement. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew our material agreements or to replace such agreements with similar agreements with new customers.

    Due to the foregoing factors, we believe that quarter-to-quarter comparisons of operating results may not necessarily be a good indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $47.0 million in private placements prior to our September 1999 initial public offering. In
September 1999 we completed an initial public offering of 11,500,000 shares (including 1,500,000 shares pursuant to the underwriters' over-allotment option) of Common Stock at a price of $16.00 per share, resulting in proceeds of $171.1 million net of the underwriters' discount. We also received advance payments of $9.0 million from LookSmart. As of September 30, 1999, the deferred revenues related to these advance payments were $4.7 million. At September 30, 1999 we had $181.7 million in cash and cash equivalents.

    Net cash used for our operating activities was $10.5 million for the three months ended September 30, 1999. Net cash used for operating activities consisted primarily of net operating losses and increases in accounts receivable and other current assets, which were partially offset by increases in depreciation, stock-based compensation, accounts payable, accrued expenses and deferred revenue.

    Net cash used for our investing activities was $4.3 million for the three months ended September 30, 1999. Net cash used for investing activities consisted primarily of capital expenditures for computer equipment, purchased software, office equipment and leasehold improvements. As our operations expand, we anticipate that our planned purchases of capital equipment will require significant additional expenditures.

    Net cash provided by our financing activities was $172.5 million for the three months ended September 30, 1999. Net cash provided by financing activities was principally attributable to the proceeds of our initial public offering in September 1999.

    We expect to continue to incur significant capital expenditures in the future, including additions and enhancements to our server and network infrastructure, software licenses and furniture, fixtures and equipment. We presently anticipate that we will spend between $20 million and $60 million in capital expenditures during the year ending June 30, 2000. The actual amount of capital expenditures will depend on the rate of growth in our user base, which is difficult to predict and which could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology. We intend to use a combination of our cash and capital lease financing to fund our capital expenditures in a manner which minimizes our cost of capital. However, we cannot assure you that we will be able to obtain lease financing on favorable terms, if at all. In the event we cannot, we would be required to use a greater portion of our cash to fund our capital expenditures.

    We currently anticipate that our existing cash and cash equivalents, proceeds from equipment leases and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months. However, we may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financings, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by our then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of our common stock.

YEAR 2000

    Many existing computer systems and software are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. If not corrected, various problems may arise from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems include system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these "Year 2000" requirements.

    We have completed our formal assessment of the impact that the Year 2000 problem may have on our existing operations and believe the following four distinct areas of our existing operations may be affected by the Year 2000 problem:

    INTERNALLY DEVELOPED SOFTWARE. We have internally developed a substantial portion of the systems and software that we use to operate and monitor our online operations. We designed and developed these systems and software to be Year 2000 compliant. Based upon our assessment and testing to date, we believe that our internally developed systems and software are Year 2000 compliant.

    THIRD-PARTY HARDWARE AND SOFTWARE SUPPLIERS. We use third-party equipment and software and as a result, our ability to address Year 2000 issues is to a large extent dependent upon the Year 2000 readiness of these third parties' hardware and software products. These products include servers manufactured by Sun Microsystems, network equipment manufactured by Cisco, database management, financial application and other software licensed from Oracle, our advertisement server software from NetGravity, data storage equipment from EMC, and JAVA, a programming language licensed from Sun Microsystems that we use to implement most of our internally developed software. We have reviewed documentation on Year 2000 compliance prepared by the third parties from whom we have purchased hardware and software products. Based upon our review of such documentation and the fact that we either purchased the most current product versions available from these third parties or installed the latest patches or upgrades available, we believe these applications are Year 2000 compliant.

    TELECOMMUNICATIONS CARRIERS. We are entirely dependent on our telecommunications carriers to provide access between their networks and our network. We have initiated discussions with all of our telecommunications carriers to determine the extent to which we are vulnerable to those third parties' Year 2000 issues. We have obtained Year 2000 readiness disclosure statements from these carriers which confirm that their systems are Year 2000 compliant or that they are in the process of becoming Year 2000 compliant. We expect to resolve any significant Year 2000 issues with our telecommunications carriers; however, in the event they do not achieve Year 2000 compliance, we may have to seek alternate suppliers of telecommunications services.

    NON-IT SYSTEMS. Our non-information technology systems, such as heating and air conditioning, security systems and other embedded technology, may also be subject to Year 2000 risks. We have obtained Year 2000 compliance statements from the manufacturers of our non-IT systems, all of which were placed in service in 1999. In addition, based on our assessment to date, we believe that these systems are Year 2000 compliant.

    In addition, we plan to continue to assess and test any new systems that we add to our operations for Year 2000 compliance.

    THE COSTS OF ADDRESSING OUR YEAR 2000 ISSUES. To date, we have not incurred any material expense in connection with identifying, evaluating and remediating Year 2000 compliance issues. We believe that substantially all of the expense that we will incur in the future relating to the Year 2000 problem will be costs associated with time spent by our employees in the evaluation process and Year

2000 compliance in general. We do not expect the total costs of our Year 2000 compliance efforts to be material. However, if these costs are substantially higher than we anticipate, they could have a material adverse effect on our business.

    THE RISKS ASSOCIATED WITH OUR YEAR 2000 ISSUES. If Year 2000 issues prevent our users from accessing the Internet, our business and operations will suffer. Any failure of our systems and our communications infrastructure with respect to the Year 2000 problem could result in:

    - increased user turnover and corresponding loss of advertising revenues resulting from decreased impressions; or

    - increased allocation of our resources to address Year 2000 problems without additional revenues commensurate with such dedication of resources.

    OUR CONTINGENCY PLANS. We have not completed our contingency plan with respect to Year 2000 risks. However, we plan on completing our contingency plan in the near future.

                                  RISK FACTORS

    You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

    If any of the following risks actually occur, our business, results of operations and financial condition could be materially and adversely affected, the value of our stock could decline, and you may lose all or part of your investment.

WE FACE RISKS ASSOCIATED WITH OUR OPERATIONS

WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR FREE INTERNET SERVICE PROVIDER
  BUSINESS MODEL IS UNPROVEN, AND WE HAVE OPERATED OUR BUSINESS FOR ONLY A SHORT PERIOD OF TIME.

    Our business model is unproven and a number of other businesses offering free Internet access have failed. Since we only began offering Internet access in October 1998, we have a limited operating history, which will make it difficult for you to evaluate our performance. In addition, the new version of The ZeroPort was introduced in August 1999, and we do not know to what extent our users will accept The ZeroPort or utilize its new features. You should carefully consider the risks we may encounter, including the risks described in this Form 10-Q.

    These risks are particularly acute in our business model because, unlike traditional Internet service providers, we do not have a measurable and predictable revenue stream from user access fees. If we are not able to successfully address these risks, we will not be able to grow our business, compete effectively or achieve profitability. These factors could cause our stock price to fall significantly.

IF WE FAIL TO GROW OUR USER BASE, WE MAY NOT BE ABLE TO GENERATE REVENUES,
  DECREASE PER-USER TELECOMMUNICATIONS COSTS OR IMPLEMENT OUR STRATEGY.

    If we are unable to grow our user base, we may not be able to generate revenues, decrease per-user telecommunications costs or implement our strategy. To date, we have relied extensively on "word-of-mouth" marketing to attract the vast majority of our users and will continue to do so for the foreseeable future. This type of marketing is outside of our control and may not generate rates of growth in our user base comparable to what we have experienced to date. We intend to generate new users through other distribution channels, such as television, radio and print media advertising, direct marketing campaigns, and bundling, co-branding and retail distribution arrangements. However, we have little practical experience with marketing our service through these channels. If these distribution channels prove more costly or less effective than anticipated, it could adversely impact our ability to grow.

    We would also be unable to grow our user base if a significant number of our current registered users stopped using our service. There are a variety of reasons why users would discontinue using our service, including:

    - users may decide they do not like the always-present nature of The
      ZeroPort;

    - users may not like having their online activities tracked;

    - reliability issues, which we have experienced in the past and may experience in the future, may cause user dissatisfaction; and

    - our limited user support may frustrate users who have difficulty using our service.

    We cannot assure you that we will be able to successfully address these issues and retain our existing user base.

OUR ADVERTISING REVENUES WILL SUFFER IF WE ARE UNABLE TO DEMONSTRATE THAT OUR
  REGISTERED USERS ARE ACTIVELY USING OUR SERVICE.

    If we are not able to demonstrate to our advertisers that our registered users are actively using our service, advertisers may choose not to advertise with us and our advertising revenues could be materially and adversely affected. While approximately 1.98 million users had registered for our service as of September 30, 1999, approximately 1.02 million had used our service during the month of September. We believe that a number of our users have Internet access accounts with our competitors. As a result, these users may not use NetZero as their primary Internet service provider. Also, some new users use the Internet only as a novelty and do not become consistent users of Internet services and, therefore, may be less likely to continue using our service.

IF WE FAIL TO GENERATE SUFFICIENT ADVERTISING REVENUES, WE MAY NOT BE ABLE TO
  SUPPORT OUR OPERATIONS.

    Since we do not charge our users any fees for our Internet access and e-mail services, we depend primarily on our ability to generate advertising revenues. Accordingly, if we fail to generate sufficient advertising revenues, we may not be able to support our operations. We generate, and intend to generate, revenues from a variety of different arrangements including sales of targeted and untargeted banner advertising, sponsorships, performance-based arrangements and referrals to third party Web-sites. We have limited experience marketing and pricing these types of arrangements, and have limited actual experience with respect to the performance of such arrangements. As such, we do not know if we are appropriately pricing, marketing or structuring these arrangements, or whether we will perform under these arrangements to the satisfaction of the other parties. Our failure to appropriately price, market or structure these arrangements could impact our ability to enter into and perform under these arrangements, or to renew these arrangements on similar or acceptable terms. In addition, the success of some of these arrangements will depend on our ability to effectively target users based on demographic and other information. We may encounter technical and other limitations on this ability, including problems associated with the accuracy of the information provided by our users, which we do not corroborate. In light of these factors, we cannot assure you that we will be able to attract sufficient advertising revenues to support our operations.

    In addition, competition for Internet-based advertising revenues is intense and the amount of available standard banner advertising space on the Internet is increasing at a significant rate. These factors are causing Internet advertising rates to decline, and it is possible that rates will continue to decline in the future. Also, our growth in users has resulted in, and in the future may result in, our advertising inventory growing faster than our ability to sell the inventory at reasonable rates.

    Many of our advertising competitors have longer operating histories, greater name recognition, larger user bases, significantly greater financial, technical, sales and marketing resources and more established relationships with advertisers than we do. These advantages may allow such competitors to respond more quickly than we can to new or emerging technologies and changes in advertiser requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products and services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective customers. We must also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium.

WE MAY NOT BE ABLE TO PROVIDE INTERNET ACCESS FOR OUR USERS IF OUR
  TELECOMMUNICATIONS CARRIERS RAISE THEIR RATES OR IF THEY DISCONTINUE DOING BUSINESS WITH US.

    Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require. There has been significant consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. Most of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current telecommunications service providers could decide not to provide us with service at rates acceptable to us, or at all, in which event, we may not be able to provide Internet access to our users.

WE MAY LOSE OUR USERS IF OUR TELECOMMUNICATIONS PROVIDERS DELIVER UNACCEPTABLE
  SERVICE QUALITY.

    If our third-party telecommunications service providers deliver unacceptable service, the quality of our Internet access service would suffer. In this event, we would likely lose users who are dissatisfied with our service. Since we do not have direct control over our telecommunications carriers' network reliability and the quality of their service, we cannot assure you that we will be able to provide consistently reliable Internet access for our users.

IF TELECOMMUNICATIONS PRICES INCREASE, OUR MARGINS WOULD BE ADVERSELY IMPACTED.

    Our margins are highly sensitive to variations in prices for the telecommunications services we purchase. Our business could be harmed if minimum connection charges increase or become more prevalent. In addition, the availability and pricing of telecommunications services varies geographically, and we may not be able to obtain new or substitute telecommunications services in certain geographic areas on commercially reasonable terms, if at all. We cannot assure you that our telecommunications providers will continue to provide their services on commercially acceptable price terms, or that alternative services will be available on similar terms.

OUR ABILITY TO SERVE ADVERTISEMENTS TO THE ZEROPORT COULD BE SEVERELY LIMITED IF
  THE SOFTWARE WE LICENSE FROM NETGRAVITY FAILS TO PERFORM OR IF WE ARE NOT ABLE TO RENEW OUR LICENSE.

    All of our advertisements are served using software licensed from NetGravity. While there is other software available, it would substantially disrupt our business to switch to another provider. As such, we are reliant on NetGravity and its software. Our agreement with NetGravity expires in June 2001; however we have an option to renew the agreement for an additional two year term upon initial expiration. If NetGravity's software fails to perform as expected, or if we are not able to renew such agreement or license or internally develop similar software in the future, we may not be able to effectively display advertisements to our users. In this event, our ability to generate advertising revenues would be severely limited. In October 1999, NetGravity was acquired by Double Click, an Internet advertising provider. Since our agreement with NetGravity does not expire until June 2001 and we have an option to renew for an additional two year term upon initial expiration, we do not believe the acquisition will have a material effect on our contractual rights with NetGravity.

OUR STOCK PRICE COULD FALL AS A RESULT OF FUTURE LOSSES AND NEGATIVE CASH FLOW.

    We have a significant accumulated deficit. We expect that our losses and negative cash flow will increase for the foreseeable future as we continue to expand our operations. Our ability to achieve profitability or positive cash flow depends upon a number of factors, including our ability to increase revenue and reduce per-user costs. Although our revenues have grown in recent three months, we cannot be certain that we will be able to sustain these growth rates or that we will obtain sufficient revenues to achieve profitability or positive cash flow. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we fail to do so, the market price for our common stock could suffer.

OUR MARKET SHARE AND REVENUES WOULD SUFFER IF WE ARE NOT ABLE TO COMPETE
  EFFECTIVELY FOR USERS WITH ESTABLISHED, AND NEW PROVIDERS OF, INTERNET ACCESS SERVICES.

    EXISTING COMPETITORS

    We currently compete or expect to compete for users with the following types of companies that provide access services:

    - established online service and content providers, such as America Online and The Microsoft Network;

    - independent national Internet service providers, such as EarthLink and MindSpring, which have announced plans to merge, and Prodigy;

    - national long-distance carriers, such as AT&T, GTE and MCI WorldCom;

    - local telephone companies and regional Bell operating companies, such as Pacific Bell;

    - numerous regional and local commercial Internet service providers;

    - computer hardware and software and other technology companies, such as IBM and Microsoft;

    - cable operators and online cable services, such as Excite@Home;

    - Internet portals and search engines such as Yahoo!;

    - other free Internet service providers; and

    - nonprofit or educational Internet service providers.

We expect that competition for users will continue to intensify for the foreseeable future. Increased competition could result in additional sales and marketing expenses and user-acquisition costs and could also result in increased user turnover and decreased advertising revenues. Since we do not charge our users membership fees, we may not be able to offset the effects of these increased costs, and we may not have the resources to continue to compete successfully. The ability of our competitors to acquire other Internet service providers or to enter into strategic alliances or joint ventures could also put us at a significant competitive disadvantage.

    NEW COMPETITORS

    In addition, we believe that new competitors for Internet users, including major computer manufacturers and software, media and telecommunications companies, will continue to enter the Internet access market. Existing competitors may take steps such as reducing their subscriber fees, offering promotions for access services or bundling free access services with other product offerings. For example, AltaVista, a leading portal and search engine, recently began offering a free Internet access solution to strengthen its relationship with its users, and both Microsoft and CompuServe have recently announced that they will partner with personal computer makers and consumer electronics retailers to offer consumers up to $400 of rebates on computer equipment when the consumer signs up for three years of their Internet access services. New entrants have announced Internet access models similar to ours, and the implementation of similar models by new entrants or existing competitors could limit the value of our consumer proposition. As awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access services, resulting in even greater competition for us.

    TELECOMMUNICATIONS SERVICES

    In addition, telecommunications companies with far greater resources, distribution channels and brand awareness offer or have announced that they will offer, their own Internet access services to users. Since these companies have their own telecommunications network infrastructure, they have lower communications costs than we do. These advantages reduce the overall cost of Internet access for such companies and may significantly increase competitive pressures on us. In addition, each of our telecommunications providers supplies network access to some of our competitors, and could choose to grant those competitors preferential network access, potentially limiting our users' ability to access the Internet. If our telecommunications service providers were to decrease the levels of service or access provided to us, or if they were to terminate their relationships with us for competitive or other reasons, and we were not able to develop alternate sources of supply, we would not be able to provide Internet access to our customers, which could ultimately result in a significant loss of users and revenues.

    BROADBAND PROVIDERS

    We also face competition from companies that provide broadband Internet access, including local and long-distance telephone companies, cable television companies, electric utility companies, wireless communications companies and other Internet service providers. Most of our service is offered via dial-up modems which are generally limited to access speeds of up to 56 kbps. Broadband technologies enable users to transmit and receive print, video, voice and data in digital form at significantly faster access speeds. We may have to develop new technologies or add broadband access services to remain competitive which could require substantial time and expense. We cannot be certain that we will succeed in adapting our Internet access service business to compete effectively with these technologies.

    The telephone, cable and other companies that own broadband networks may prevent us from offering broadband Internet access through the wire and cable networks that they own. Our ability to compete with telephone and cable television companies that are able to support broadband transmission may depend on future regulation to guarantee open access to their broadband networks. However, in January 1999, the Federal Communications Commission declined to take any action to mandate or otherwise regulate access by Internet service providers to broadband cable facilities at this time. We do not know whether local, state or federal regulatory agencies will take any initiatives to implement this type of regulation, and whether they will be successful in establishing their authority to do so.

    In addition to competing directly in the Internet access market, both cable and telephone companies are also aligning themselves with Internet service providers who would receive preferential or exclusive use of broadband local connections to users. If broadband Internet access becomes the preferred mode by which users access the Internet and we are unable to gain access to broadband networks on reasonable terms, our ability to compete could be materially and adversely affected.

OUR REVENUES WOULD SIGNIFICANTLY DECREASE IF WE LOSE KEY CUSTOMERS.

    A small number of customers have accounted for, and may in the future account for, a significant portion of our revenues. For example, we derived approximately 39% of our revenues for the three months ended September 30, 1999 from an agreement with LookSmart. We also derived approximately 29% of our revenues for the three months ended September 30, 1999 from an agreement with Adsmart. Our agreement with LookSmart will expire in April 2000 and our agreement with Adsmart will expire on February 15, 2000. Adsmart notified us in November that our existing agreement with them will not be extended beyond the expiration date. We are in discussions with Adsmart regarding new terms for an ongoing business relationship; however, there is no assurance that we will enter into a new relationship with Adsmart or that any new relationship will be on terms as favorable as our existing agreement. Our revenues will be materially and adversely affected if we are unable either to renew our material agreements or to replace such agreements with similar agreements with new customers.

OUR REPUTATION AND ABILITY TO GENERATE REVENUES WILL BE HARMED IF USER DEMAND
  FOR OUR SERVICE EXCEEDS OUR TELECOMMUNICATIONS AND SERVER CAPACITY.

    We may from time to time experience increases in our telecommunications usage which exceed our then-available telecommunications capacity and the capacity of our internal servers. As a result, users may be unable to register or log on to our service, may experience a general slow-down in their Internet access or may be disconnected from their sessions. Excessive user demand could also result in system failures of our internal server networks, which would prevent us from generating advertising revenues. Inaccessibility, interruptions or other limitations on the ability to access our service due to excessive user demand, or any failure of our servers to handle user traffic, would have a material adverse effect on our reputation and our revenues.

WE WILL NOT BE ABLE TO SUPPORT INCREASED NUMBERS OF USERS IF WE ARE UNABLE TO
  ENHANCE OUR INTERNAL NETWORK INFRASTRUCTURE.

    Our internal network infrastructure is composed of a complex system of application, database, ad and e-mail servers. Service interruptions originating within our internal network have occurred in the past and may occur in the future, especially when usage exceeds capacity. We will need to invest in substantial financial, operational, and management resources to enhance our systems, particularly our database servers and storage capabilities, to handle a large number of users. We cannot be certain that we will be able to accomplish this on a timely basis and at a commercially reasonable cost, or at all. If we fail to do so, we will be unable to grow our business.

IF WE FAIL TO MANAGE OUR TELECOMMUNICATIONS CAPACITY, OUR SERVICE LEVELS MAY
  SUFFER OR WE MAY EXPERIENCE INCREASED PER-USER COSTS.

    We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. If we fail to procure sufficient quantities of telecommunications products and services, we may be unable to provide our current and future users with acceptable service levels. We also run the risk of purchasing excessive amounts of telecommunications products and services based on incorrect projections regarding increased usage. In that event, we would be required to bear the costs of excess telecommunications capacity without commensurate increases in revenues. We cannot assure you that we will be able to effectively manage these and other aspects of our business. Our failure to do so would likely have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO GROW OUR USER BASE IF WE ARE UNSUCCESSFUL IN ESTABLISHING
  AND MAINTAINING THE NETZERO BRAND.

    If we are unsuccessful in establishing or maintaining the NetZero brand, we may not be able to grow our user base. We believe that establishing and maintaining the NetZero brand is critical to retain and expand our user base. Promotion of the NetZero brand will depend on our success in providing high-quality Internet products and services. However, such success will depend, in part, on the services, products and efforts of third parties, over which we have little or no control. For instance, if our third party telecommunications service providers fail to provide quality service, our users' ability to access the Internet may be interrupted, which may adversely affect the NetZero brand. If our users and advertisers do not perceive our existing products and services as high quality, or if we introduce new products or services or enter into new business ventures that are not favorably received by our users and advertisers, then we will be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, we may also need to devote substantial resources to create and maintain a distinct brand loyalty among our users and to promote and maintain the NetZero brand in a very competitive market. If we incur excessive expenses in promoting and maintaining our brand, our financial results could be seriously harmed.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IF WE ARE NOT ABLE TO RESPOND TO
  CHANGING INDUSTRY STANDARDS.

    We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards, and to develop and introduce new and enhanced products and service offerings. We believe that our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors. Although we intend to support emerging standards in the market for Internet access, we may not be able to conform our technology and equipment to support these new standards in a timely fashion. For instance, we have been notified that Sun Microsystems is upgrading its JAVA language and that the new version will require more memory to implement. Our software uses the JAVA language extensively and we will have to modify our resources accordingly to accommodate the new version. We cannot assure you that we will be able to make such modifications, or any other modifications which may be required to adapt to new or changing standards, in a cost-effective and timely manner, or at all.

WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCT OR SERVICE OFFERINGS IF WE ARE UNABLE
  TO OBTAIN NEEDED TECHNOLOGY.

    We rely upon third parties to help us develop technologies that enhance our current product and service offerings. If our relationships with these third parties are impaired or terminated, then we would have to find other developers on a timely basis or develop technology completely on our own. We cannot predict whether we will be able to obtain the third-party technology necessary for continued development and introduction of new and enhanced products and services.

CONSUMERS MAY DECIDE NOT TO USE OUR SERVICE IF OUR TECHNOLOGY AND SERVICES BECOME OBSOLETE.

    Others may develop services or technologies that render our services or technology noncompetitive or obsolete. For instance, a number of companies are offering broadband and other high speed Internet access services, which allow users to access the Internet at much faster speeds than the access services we currently provide. Our ability to remain technologically competitive may require substantial expenditures and lead time. If we are unable to respond in a timely manner to technological advances, we may not be able to compete effectively for users, which could cause our revenues to decrease.

IF OUR SOFTWARE OR HARDWARE CONTAIN ERRORS, OUR BUSINESS COULD BE SERIOUSLY HARMED.

    The software and hardware used to operate and provide our services is complex and, accordingly, may contain undetected errors or failures. We have in the past, and may in the future, encounter errors in the software or hardware used to operate and provide our services. This has resulted in, and may in the future result in, a number of adverse consequences, including:

    - users being disconnected from our service or being unable to access our service;

    - loss of data or revenue;

    - injury to reputation; and

    - diversion of development resources.

    We introduced a new version of The ZeroPort in August 1999. We have experienced technical and customer support issues associated with this and other products, and we cannot assure you that we will not experience additional problems in the future.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IF WE ARE NOT ABLE TO PROTECT OUR PROPRIETARY RIGHTS.

    If we are not able to protect our proprietary rights, we may not be able to compete effectively. We principally rely upon copyright, trade secret, and contract laws to protect our proprietary technology. We cannot be certain that we have taken adequate steps to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

    In addition, since we provide our Internet access software for free, we are extremely susceptible to various forms of unauthorized use of our software. For instance, we have experienced, and expect to continue to experience, numerous instances of third parties selling unauthorized copies of our software. Others have attempted to charge fees for installing our software without our permission. These actions could adversely affect our brand name.

WE MAY INCUR SUBSTANTIAL COSTS AND DIVERSION OF OUR MANAGEMENT'S RESOURCES IF WE
  INFRINGE UPON THE PROPRIETARY RIGHTS OF OTHERS.

    We have permission and, in some cases, licenses from each developer of the software that we use in our software. Although we do not believe that the software or the trademarks we use or any of the other elements of our business infringe on the proprietary rights of any third parties, third parties may assert claims against us for infringement of their proprietary rights and these claims may be successful. In addition, a number of third-party owners of patents have claimed to hold patents that cover various forms of online transactions or online technology. As with other online service providers, patent claims could be asserted against us based upon our services or technologies.

    We could incur substantial costs and diversion of management resources in the defense of any claims relating to proprietary rights. Parties making these claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to license our products in the United States or abroad. If a third party asserts a claim relating to proprietary technology or information against us, we may seek licenses to the intellectual property from the third party. We cannot be certain, however, that third parties will extend licenses to us on commercially reasonable terms, or at all. If we fail to obtain the necessary licenses or other rights, it could materially and adversely affect our ability to operate our business.

OUR SERVICE COULD BE DISRUPTED BY A SECURITY BREACH, VIRUS OR INAPPROPRIATE USE BY INTERNET USERS.

    The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, over which we have no control. Computer viruses or problems caused by our users or other third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam", could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. We cannot assure you that we would prevail in such claims and our failure to do so could result in large judgments against us. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our users' computer systems by their inappropriate use of the Internet, including breaking into our computer network, which could cause losses to us or our users. Users or third parties may also potentially expose us to liability by "identity theft", or posing as another NetZero user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and those of our users.

    We expect that our users will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. Users or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches, and may deter others from using our services, which could cause our business prospects to suffer.

Although we intend to continue using industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. We also cannot assure you that the security measures of our third-party network providers will be adequate. In addition, to alleviate problems caused by computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or temporarily cease service to our users, which could have a material adverse effect on our revenues and could also result in increased user turnover.

OUR REVENUES COULD BE ADVERSELY AFFECTED IF PROGRAMS TO DISABLE THE ZEROPORT BECOME PREVALENT.

    Various software programs have been developed that specifically target The ZeroPort to disable our ability to deliver advertisements to a user. These programs attempt to blank out, or block, banner advertisements on The ZeroPort or completely delete The ZeroPort from users' computer screens. To date, such programs have not interrupted our operations or caused us to fail to meet the terms of our advertising agreements. While we believe we have been able to limit the effectiveness of such attempts, we cannot assure you that we will be able to continue to do so in the future. Widespread adoption of this type of software would seriously damage our ability to operate our business and generate revenues.

WE MAY NOT BE ABLE TO EXPAND OUR OPERATIONS IF WE ARE NOT ABLE TO OBTAIN
  ADDITIONAL EQUIPMENT FROM THIRD-PARTY HARDWARE SUPPLIERS.

    The expansion of our network infrastructure and Internet services in general is placing, and will continue to place, a significant demand on our suppliers. From time to time, we have experienced delayed delivery from suppliers of modems, servers, and other equipment. We may be unable to implement our planned expansion and our users may be unable to connect to our network if we are not able to obtain additional equipment in a timely manner and on commercially acceptable terms. In particular, our servers are a critical part of our infrastructure and we will need additional servers to expand our operations. We currently purchase, and expect to continue to purchase, all of our servers from Sun Microsystems. Since we do not have an agreement with Sun Microsystems regarding future server purchases, we have no assurance that Sun Microsystems will continue to supply servers to us on commercially acceptable terms, if at all.

WE MAY EXPERIENCE LOSS OF DATA, DISRUPTION OF OPERATIONS, OR ERRONEOUS
OVERCHARGES OR UNDERCHARGES TO   ADVERTISING CUSTOMERS IF THE ORACLE SOFTWARE WE
USE TO RUN OUR OPERATIONS FAILS TO OPERATE CORRECTLY.

    Virtually every aspect of our operations, including finance, billing, accounting, storage and retrieval of user data, and advertisement tracking, uses or interfaces with a centralized software system provided by Oracle. We have only limited experience with the operation of this system. Difficulty with the operation of, or errors, defects or malfunctions in the operation of, this system, could result in loss of data, erroneous overcharges or undercharges to advertising customers or disruption of operations.

FAILURE TO ACHIEVE YEAR 2000 COMPLIANCE COULD CAUSE SUBSTANTIAL DISRUPTION TO
OUR BUSINESS AND RESULT   IN LOSS OF USERS.

    Our failure, or the failure of third parties on which we rely, to adequately address Year 2000 readiness issues could result in an interruption, or a failure, of our normal business activities or operations. Presently, we believe that the primary risks that we face with regard to the Year 2000 are those arising from third-party services or products. In particular, we depend heavily on third party vendors to provide both network services and equipment. A significant Year 2000-related disruption of these services or equipment could cause our users and advertisers to consider seeking alternate providers or advertising space, or cause an unmanageable burden on user service and technical support. This, in turn, could materially and adversely affect our revenues and result in increased user turnover. Furthermore, if the normal operation of the Internet is disrupted by the Year 2000 issue, or if a large portion of our users and advertisers are unable to access the Internet due to Year 2000-related issues in connection with their own systems, users would not be able to use our service and our revenues would be materially and adversely affected.

    In addition, the failure of our internal computer systems or of third-party equipment or software to operate without Year 2000 complications could require us to incur significant unanticipated expenses to remedy any problems and could expose us to claims for losses incurred by our users due to such Year 2000 complications. The defense of any such claims, with or without merit, could require us to incur substantial costs and would divert management's time and attention, which could have a material adverse effect on our ability to operate our business.

    It is possible that any of the Year 2000 factors listed above could result in an extended interruption of our ability to provide services to our users and to fulfill commitments to advertisers. A complete and extended interruption would be our worst possible scenario. The longer the interruption, the more likely our business would be adversely affected. Moreover, if the factors giving rise to the interruption are particular to us, such as the failure of our internal network infrastructure, we could lose a significant number of users and advertisers to our competitors. This would not only adversely impact us financially, but could also significantly impact our reputation and our prospects. Please refer to our discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000" for further information with respect to Year 2000 related issues.

OUR ABILITY TO OPERATE OUR BUSINESS COULD BE SERIOUSLY HARMED IF WE LOSE, OR
FAIL TO ASSIMILATE, MEMBERS   OF OUR SENIOR MANAGEMENT TEAM AND OTHER KEY
EMPLOYEES.

    Most of our senior management team has only recently joined us. For example, Mark Goldston, our Chief Executive Officer, joined us in March 1999, Charles Hilliard, our Chief Financial Officer, joined us in April 1999, and Perri Procida, our Senior Vice President, Sales, joined us in May 1999. There can be no assurance that we will successfully assimilate our recently hired officers or that we can successfully locate, hire, assimilate and retain qualified key management personnel. Our business is largely dependent on the personal efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not carry key man life insurance on any of our employees.

WE WILL NOT BE ABLE TO GROW OUR BUSINESS IF WE ARE NOT ABLE TO HIRE ADDITIONAL PERSONNEL.

    Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, editorial, merchandising, sales, marketing and user service personnel. We plan to dramatically hire additional personnel in all areas of our business. Competition for such personnel is intense, particularly in the Internet and high technology industry. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. We may also be unable to retain the employees we currently employ or attract additional technical personnel. If we fail to retain and attract the necessary personnel, we may not be able to operate and grow our business.

OUR BUSINESS COULD BE SHUT DOWN OR SEVERELY IMPACTED IF A NATURAL DISASTER
OCCURS.

    Our operations and services depend on the extent to which our computer equipment and the telecommunications infrastructure of our third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters and at a facility in Los Angeles, California. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. For example, if an earthquake damages equipment at our network operations center, we may have no means of replacing this equipment on a timely basis or at all and our service would be shut down. We do not currently maintain fully redundant or back-up Internet services, backbone facilities or other fully redundant computing and telecommunications facilities. Furthermore, we do not currently have any business disruption insurance. Any prolonged disruption of our services due to system failure could result in user turnover and decreased revenues.

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR
  OPERATIONS, THEN OUR RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY
  AFFECTED.

    We may make acquisitions or undertake other business combinations that can complement our current or planned business activities. Such acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

    - disruption of our ongoing business and diversion of resources and management time;

    - unforeseen obligations or liabilities;

    - difficulty assimilating the acquired operations and personnel;

    - risks of entering markets in which we have little or no direct prior experience;

    - potential impairment of relationships with employees or users as a result of changes in management; and

    - potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

    We cannot assure you that we will make any acquisitions or that we will be able to obtain additional financing for such acquisitions, if necessary. If any acquisitions are made, we cannot assure you that we will be able to successfully integrate the acquired business into our operations or that the acquired business will perform as expected. To date, we have not made any material acquisitions of other businesses.

WE FACE RISKS RELATED TO THE INTERNET INDUSTRY

WE COULD BE EXPOSED TO SIGNIFICANT LEGAL LIABILITY IF NEW CASE LAW IS DECIDED,
  OR NEW GOVERNMENT REGULATION IS ENACTED, REGARDING THE INTERNET AND INTERNET SERVICE PROVIDERS.

    The law relating to our business and operations is evolving and no clear legal precedents have been established. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, affect telecommunications costs or increase the likelihood or scope of competition from regional telephone companies. These results could decrease the demand for our services or increase our cost of doing business, each of which would cause our gross margins and revenues to fall. In particular, the following risks could occur:

    REGULATION OF CONTENT AND ACCESS COULD LIMIT OUR ABILITY TO GENERATE
     REVENUES AND EXPOSE US TO LIABILITY.

    Prohibition and restriction of Internet content and access could dampen the growth of Internet use, decrease the acceptance of the Internet as a communications and commercial medium and expose us to liability. A variety of restrictions on content and access, primarily as they relate to children, have been enacted or proposed, including laws which would require Internet service providers to supply, at cost, filtering technologies to limit or block the ability of minors to access unsuitable materials on the Internet. Because of these content restrictions and potential liability to us for materials carried on or disseminated through our systems, we may be required to implement measures to reduce our exposure to liability. These measures may require the expenditure of substantial resources or the discontinuation of our product or service offerings that subject us to this liability. Further, we could incur substantial costs in defending against any of these claims and we may be required to pay large judgments or settlements or alter our business practices. In addition, our liability insurance may not cover potential claims relating to the Internet services we provide or may not be adequate to indemnify us for all liabilities that may be imposed on us.

    WE COULD BE EXPOSED TO LIABILITY FOR DEFAMATION, NEGLIGENCE AND
     INFRINGEMENT.

    Because users download and redistribute materials that are cached or replicated by us in connection with our Internet services, claims could be made against us for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. While we have attempted to obtain safe harbor protection against claims of copyright infringement under the Digital Millenium Copyright Act of 1998, there can be no guarantee that we will prevail in any such claims. We also could be exposed to liability because of third-party content that may be accessible through our services, including links to Web-sites maintained by our users or other third parties, or posted directly to our Web-site, and subsequently retrieved by a third party through our services. It is also possible that if any third-party content provided through our services contains errors, third parties who access such material could make claims against us for losses incurred in reliance on such information. You should know that these types of claims have been successfully brought against other online service providers. In particular, copyright and trademark laws are evolving and it is uncertain how broadly the rights provided under these laws will be applied to online environments. It is impossible for us to determine who the potential rights holders may be with respect to all materials available through our services.

    OUR ABILITY TO SELL TARGETED ADVERTISING MAY BE LIMITED IF NEW LAWS RELATING
     TO USER PRIVACY ARE ENACTED.

    Our ability to sell targeted advertising depends on our ability to use personal information collected from our users. We cannot assure you that our current information collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Our failure to comply with existing laws, or the adoption of new laws or regulations that require us to change the way we conduct our business, could make it cost-prohibitive to operate our business, and prevent us from pursuing our business strategies including the sale of targeted advertising.

    OUR MARGINS AND COSTS WOULD BE ADVERSELY AFFECTED IF OUR BUSINESS BECOMES
     SUBJECT TO TAXATION.

    The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. Recently, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of Internet commerce and, as a result, harm our margins or make it cost-prohibitive to operate our business.

    TELECOMMUNICATIONS REGULATION COULD MAKE IT MORE EXPENSIVE FOR US TO DO
     BUSINESS.

    As an Internet service provider, we are not currently directly regulated by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. We could be adversely affected if any regulatory change results in the application of access charges to Internet service providers because this would substantially increase the cost of using the Internet. Since the largest component of our operating costs is comprised of telecommunications costs, any increase in such costs would have a material adverse effect on our gross margins and revenues. We could also be affected by any change in the ability of our users to reach our network through a dial-up telephone call without any additional charges.

SEASONAL TRENDS IN INTERNET USAGE AND ADVERTISING SALES MAY NEGATIVELY AFFECT
  OUR BUSINESS.

    Seasonal trends could affect the advertising revenues we generate from operating our Internet services. To the extent that our advertising revenues depend on the amount of usage by our users, seasonal fluctuations in Internet usage could affect our advertising revenues during these periods of fluctuation. In addition, the rate at which new users sign up for our services may be lower during certain seasons and holiday periods. Because our operating history is so limited, it is difficult for us to accurately predict these trends and plan accordingly. Since our operating expenses are based on our expectations of future revenues, it is possible that seasonal fluctuations could materially and adversely affect our revenues and our operating results.

IF INTERNET USAGE DOES NOT CONTINUE TO GROW, WE MAY NOT BE ABLE TO GROW OUR
  BUSINESS AND INCREASE OUR REVENUES.

    If our assumption that use of the Internet will continue to grow turns out to be incorrect, we will not be able to grow our business and increase our revenues. Substantially all of our revenues are dependent on the continued use and expansion of the Internet. Use of the Internet has grown dramatically, but we cannot assure you that usage of the Internet will continue to expand. A decrease in the demand for Internet services or a reduction in the currently anticipated growth for such services could cause our user base and our advertising revenues to decrease.

OUR BRAND AND BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO PROTECT
OUR DOMAIN NAMES OR   ACQUIRE OTHER RELEVANT DOMAIN NAMES.

    We currently hold the Web domain name relating to our brand, NetZero.com, as well as numerous other related Web domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in the countries in which we conduct, or plan to conduct, business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, dilute or otherwise decrease the value of our trademarks and other proprietary rights.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    NetZero currently does not hold any derivative instruments and does not engage in hedging activities. Also NetZero is not currently party to any transactions denominated in a foreign currency. Thus, NetZero's exposure to interest rate and foreign exchange fluctuations is minimal.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (C) SALES OF UNREGISTERED SECURITIES. During the three months ended September 30, 1999, following the exercise of options to purchase shares of Common Stock that had been granted under the 1998 Stock Option/Stock Issuance Plan and/or the 1999 Stock Option/Stock Issuance Plan by 18 employees and consultants, the Company issued an aggregate of 224,432 shares of Common Stock for an aggregate purchase price of approximately $116,000. All of such sales of Common Stock were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

    (D) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On September 29, 1999, the Company completed an initial public offering (the "Offering") of its Common Stock, $.001 par value. The managing underwriters in the Offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette, Hambrecht & Quist and Wit Capital Corporation (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg.
No. 333-82827) that was declared effective by the SEC on September 23, 1999. The Offering commenced on September 24, 1999. All 11,500,000 shares of Common Stock registered under the Registration Statement (including 1,500,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $16.00 per share. The aggregate price of the Offering amount registered was $184,000,000. In connection with the Offering, the Company paid an aggregate of $12,880,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the fees payable to the SEC, National Association of Securities Dealers, Inc. ("NASD") and Nasdaq National Market.

SEC registration fee............................  $   51,152
NASD filing fee.................................      12,000
Nasdaq National Market listing fee..............      95,000
Blue Sky fees and expenses......................      10,000
Printing and engraving expenses.................     250,000
Legal fees and expenses.........................     400,000
Accounting fees and expenses....................     350,000
Transfer Agent fees.............................       2,500
Miscellaneous...................................      80,000
                                                  ----------
Total...........................................  $1,250,652

    After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $169,870,000. As of September 30, 1999, the Company had not used any of the net proceeds from the Offering and had used its existing cash balances to fund the general operations of the Company. The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 7, 1999, in a Written Consent of the Sole Stockholder of the Company, the sole stockholder of the Company approved an amendment to the bylaws of the Company to increase the number of directors from one to a range from four
(4) to seven (7). The sole stockholder also elected the following seven directors: Mark R. Goldston (Chairman), Ronald T. Burr, James T. Armstrong, Bill Gross, David C. Bohnett, Paul G. Koontz and Jennifer Fonstad.

    On September 15, 1999, in a Written Consent of the Sole Stockholder of the Company, the sole stockholder of the Company approved the Agreement and Plan of Merger, whereby NetZero, a California corporation ("NetZero-California") merged with and into the Company, each share of capital stock of NetZero-California was converted into and exchanged for one share of the same series or class of stock of the Company, and all liabilities and all option plans of NetZero-California were assumed by the Company. In addition, the sole stockholder approved the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws of the Company, the terms of the 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan, a classified Board of Directors and the form of director indemnification agreement.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

        3. Registrant's Certificate of Incorporation and Bylaws (incorporated by reference to Exhibits 3.1 and 3.2 to Registrant's Form S-1
    No. 333-82827).

        27. Financial Data Schedule

           (b) None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NETZERO, INC.
                                                       (REGISTRANT)

Dated: November 15, 1999                               By:           /s/ CHARLES S. HILLIARD
                                                            -----------------------------------------
                                                                       Charles S. Hilliard
                                                             SENIOR VICE PRESIDENT, FINANCE AND CHIEF
                                                                        FINANCIAL OFFICER