Form 10-Q
period 1999-12-31
NETZERO INC
filed 2000-02-14
CIK 1089944

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

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 OR
                                       OR

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
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Number of shares of Common Stock outstanding as of December 31, 1999:
104,794,489 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                      PAGE
                                                                                    --------
PART I  FINANCIAL INFORMATION

Item 1.               Balance Sheets at December 31, 1999 and June 30, 1999.......         3
                      Statements of Operations for the three months ended
                        December 31, 1999 and 1998 and the six months ended
                        December 31, 1999 and 1998................................         4
                      Statements of Cash Flows for the six months ended
                        December 31, 1999 and 1998................................         5
                      Notes to Financial Statements...............................         6
Item 2.               Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................         8
Item 3.               Quantitative and Qualitative Disclosures About Market
                        Risk......................................................        31

PART II  OTHER INFORMATION

Item 1.               Legal Proceedings...........................................        32
Item 2.               Changes in Securities and Use of Proceeds...................        32
Item 3.               Defaults Upon Senior Securities.............................        32
Item 4.               Submission of Matters to a Vote of Security Holders.........        32
Item 5.               Other Information...........................................        32
Item 6.               Exhibits and Reports on Form 8-K............................        33
                      A. Exhibits.................................................
                      B. Reports on Form 8-K......................................
Signatures........................................................................        34

    In this Report, "NetZero," the "Company," "we," "us" and "our" collectively refers to NetZero, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

                                 NETZERO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           1999
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $152,103,000   $ 24,035,000
  Restricted cash...........................................     9,076,000             --
  Accounts receivable, net of allowance for doubtful
    accounts of $450,000 at December 31, 1999 and $160,000
    at June 30, 1999........................................     7,532,000      2,253,000
  Other current assets......................................     5,279,000        689,000
                                                              ------------   ------------
    Total current assets....................................   173,990,000     26,977,000
Property and equipment, net.................................    23,658,000     18,116,000
Restricted cash.............................................     1,888,000      1,789,000
Intangible assets...........................................    23,041,000             --
Other assets................................................     7,620,000        619,000
                                                              ------------   ------------
    Total assets............................................  $230,197,000   $ 47,501,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 16,301,000   $  4,879,000
  Accrued liabilities.......................................     1,673,000      1,521,000
  Deferred revenue..........................................     1,827,000      2,739,000
  Current portion of notes payable..........................     1,529,000        560,000
  Current portion of capital leases.........................     2,825,000      1,181,000
                                                              ------------   ------------
    Total current liabilities...............................    24,155,000     10,880,000

Notes payable less current portion..........................     2,993,000      1,210,000
Capital leases less current portion.........................     5,411,000      2,317,000

Redeemable convertible preferred stock, no-par value;
  19,231,000 shares authorized; 19,230,000 issued and
  outstanding at June 30, 1999; liquidation preference and
  redemption value of $2,140,000; no shares issued or
  outstanding at December 31, 1999..........................            --      2,140,000

Stockholders' equity
  Convertible preferred stock, $0.001 par value; 55,769,000
    shares authorized; 45,182,000 shares issued and
    outstanding at June 30, 1999; liquidation preference of
    $44,917,000; 10,000,000 shares authorized and no shares
    issued and outstanding at December 31, 1999.............            --     44,720,000
  Common stock, $0.001 par value; 500,000,000 and
    150,000,000 shares authorized at December 31, 1999 and
    June 30, 1999, respectively; 104,794,000 and 28,624,000
    shares issued and outstanding at December 31, 1999 and
    June 30, 1999, respectively.............................       105,000      1,352,000
  Additional paid-in capital................................   261,178,000      9,019,000
  Notes receivable from stockholders........................    (1,048,000)    (1,029,000)
  Deferred stock compensation...............................    (7,768,000)    (7,783,000)
  Accumulated deficit.......................................   (54,829,000)   (15,325,000)
                                                              ------------   ------------
    Total stockholders' equity..............................   197,638,000     30,954,000
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $230,197,000   $ 47,501,000
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  NETZERO, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                  THREE MONTHS                  SIX MONTHS
                                                     ENDED                        ENDED
                                                  DECEMBER 31,                 DECEMBER 31,
                                           --------------------------   --------------------------
                                               1999          1998           1999          1998
                                           ------------   -----------   ------------   -----------
Net revenues.............................  $ 12,242,000   $   122,000   $ 19,962,000   $   122,000
Cost of revenues (excluding stock-based
  charges of $101,000 and $189,000 for
  the three and six months ended
  December 31, 1999, respectively).......    15,148,000     1,064,000     27,242,000     1,070,000
                                           ------------   -----------   ------------   -----------
GROSS LOSS...............................    (2,906,000)     (942,000)    (7,280,000)     (948,000)
                                           ------------   -----------   ------------   -----------
OPERATING EXPENSES
  Sales and marketing (excluding
    stock-based charges of $280,000 and
    $524,000 for the three and six months
    ended December 31, 1999,
    respectively)........................    15,582,000       282,000     20,547,000       312,000
  Product development (excluding stock-
    based charges of $85,000 and $159,000
    for the three and six months ended
    December 31, 1999, respectively).....     1,414,000       187,000      2,230,000       195,000
  General and administrative (excluding
    stock-based charges of $1,029,000 and
    $46,000 for the three months ended
    December 31, 1999 and 1998 and
    $1,927,000 and $156,000 for the six
    months ended December 31, 1999 and
    1998, respectively)..................     4,458,000       332,000      7,991,000       395,000
  Stock-based compensation...............     1,495,000        46,000      2,798,000       156,000
  Amortization of intangible assets......       658,000            --        658,000            --
                                           ------------   -----------   ------------   -----------
    Total operating expenses.............    23,607,000       847,000     34,224,000     1,058,000
                                           ------------   -----------   ------------   -----------
    LOSS FROM OPERATIONS.................   (26,513,000)   (1,789,000)   (41,504,000)   (2,006,000)
Interest income..........................     2,396,000            --      2,681,000            --
Interest expense.........................      (459,000)       (6,000)      (680,000)       (6,000)
                                           ------------   -----------   ------------   -----------
    NET LOSS.............................  $(24,576,000)  $(1,795,000)  $(39,503,000)  $(2,012,000)
                                           ============   ===========   ============   ===========
Basic and diluted net loss per share.....  $      (0.27)  $     (0.22)  $      (0.74)  $     (0.19)
                                           ============   ===========   ============   ===========
Shares used to calculate basic and
  diluted net loss per share.............    89,382,000     8,025,000     53,122,000    10,738,000
                                           ============   ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NETZERO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(39,503,000)  $(2,012,000)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
  Depreciation and amortization.............................     4,348,000        54,000
  Allowance for doubtful accounts...........................       290,000            --
  Stock-based compensation..................................     2,798,000       156,000
  Accrued interest--notes receivable from stockholders......       (40,000)           --
  Changes in operating assets and liabilities (excluding the effects of the acquisition of AimTV):
    Restricted cash.........................................    (9,100,000)           --
    Accounts receivable.....................................    (5,569,000)      (87,000)
    Other assets............................................    (2,966,000)      (92,000)
    Accounts payable and accrued expenses...................    10,875,000       946,000
    Deferred revenue........................................      (911,000)           --
                                                              ------------   -----------
      Net cash used for operating activities................   (39,778,000)   (1,035,000)
                                                              ------------   -----------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (8,448,000)     (384,000)
                                                              ------------   -----------
Cash flows from financing activities:
  Payments on capital leases................................    (1,013,000)           --
  Payments on notes payable.................................      (747,000)           --
  Proceeds from equipment refinancing.......................     5,115,000            --
  Proceeds from notes payable...............................     3,498,000            --
  Repayment of note due from stockholders...................        21,000            --
  Proceeds from exercise of stock options...................       120,000            --
  Net proceeds from issuance of common stock................   169,300,000       118,000
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................            --     1,503,000
                                                              ------------   -----------
  Net cash provided by financing activities.................   176,294,000     1,621,000
                                                              ------------   -----------
  Change in cash and cash equivalents.......................   128,068,000       202,000
Cash and cash equivalents, beginning of period..............    24,035,000         1,000
                                                              ------------   -----------
Cash and cash equivalents, end of period....................  $152,103,000   $   203,000
                                                              ============   ===========
Supplemental disclosure of cash flow activities:
  Cash paid for interest....................................  $    680,000   $     6,000
                                                              ============   ===========
  Equipment obtained under capital leases...................  $    637,000   $   280,000
                                                              ============   ===========
  Stock issued for acquisition of AimTV.....................  $ 23,249,000   $        --
                                                              ============   ===========
  Issuance of warrant for marketing services................  $  8,600,000   $        --
                                                              ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NETZERO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  ORGANIZATION AND BUSINESS.

    NetZero was incorporated in July 1997 and launched its service in October 1998. NetZero provides consumers with free access to the Internet while offering online advertisers an effective way to reach those consumers.

2.  BASIS OF PRESENTATION.

    The financial statements are unaudited, other than the balance sheet information for the Company as of June 30, 1999 and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain amounts in the prior year's financial statements have been reclassified to conform with the presentation of the current period. These financial statements should be read in conjunction with the financial statements as of June 30, 1999 and related notes included in the Company's final prospectus dated September 23, 1999 related to its initial public offering as filed with the Securities and Exchange Commission (the "SEC").

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.  ACQUISITION.

    On December 1, 1999, the Company acquired AimTV, Inc. ("AimTV") in a stock-for-stock transaction. AimTV has developed a patent-pending technology designed to enable advertisers to run broadcast-quality commercials over narrowband Internet connections. Pursuant to the terms of the agreement, the outstanding capital stock and options of AimTV were exchanged for approximately 970,000 shares of Common Stock and options to purchase Common Stock of NetZero. The transaction has been accounted for under the purchase method.

The following summarized unaudited pro forma financial information for the six months ended December 31, 1999 assumes that the acquisition of AimTV had occurred at the beginning of the period:

Revenues....................................................  $ 19,962,000
Net loss....................................................  $(45,084,000)
Net loss per share..........................................  $      (0.84)

4.  CONCENTRATION OF CREDIT RISKS.

    At December 31, 1999, one customer comprised 31% of the accounts receivable balance. For the quarter ended December 31, 1999, two customers accounted for 34% and 19% of revenues and for the six months ended December 31, 1999, two customers accounted for 36% and 23% of revenues.

                                 NETZERO, INC.

                                  (UNAUDITED)

5.  EQUITY.

    STOCK SPLIT

    In July 1999, the Company authorized and implemented a three-for-two forward stock split. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

    INITIAL PUBLIC OFFERING

    In September 1999, the Company completed an initial public offering in which the Company sold 11,500,000 shares of its Common Stock, including 1,500,000 shares in connection with the exercise of the underwriters' over-allotment option, at $16 per share. The proceeds to the Company from the offering, after deducting offering expenses, including underwriting discounts and commissions, were $171,120,000. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 510,000,000 shares of capital stock (500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock) of which approximately 104,794,000 shares of Common Stock were outstanding at December 31, 1999. Please refer to "Part II--Other Information--Item 2(d)" for a discussion of use of proceeds from the Company's initial public offering.

6.  NET LOSS PER SHARE.

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares outstanding divided into net income attributable to common stockholders during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

    The following table sets forth the computation of basic and diluted net loss per share:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                           ---------------------------   ---------------------------
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               1999           1998           1999           1998
                                           ------------   ------------   ------------   ------------
Numerator:
  Net Loss...............................  $(24,576,000)  $(1,795,000)   $(39,503,000)  $(2,012,000)
                                           ------------   -----------    ------------   -----------
Denominator:
  Weighted average common shares.........   104,802,000    15,545,000      67,867,000    15,273,000
  Adjustment for common shares subject to
    repurchase...........................   (15,420,000)   (7,520,000)    (14,745,000)   (4,535,000)
                                           ------------   -----------    ------------   -----------
  Adjusted weighted average common
    shares...............................    89,382,000     8,025,000      53,122,000    10,738,000
                                           ------------   -----------    ------------   -----------
Basic and diluted net loss per share.....  $      (0.27)  $     (0.22)   $      (0.74)  $     (0.19)
                                           ============   ===========    ============   ===========

7.  COMMITMENTS AND CONTINGENCIES.

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

    On December 1, 1999, we acquired AimTV, Inc. ("AimTV") in a stock-for-stock transaction. AimTV has developed a patent-pending technology designed to enable advertisers to run broadcast-quality commercials over narrowband internet connections. Pursuant to the terms of the agreement, the outstanding capital stock and options of AimTV were exchanged for approximately 970,000 shares of Common Stock and options to purchase Common Stock of NetZero. The transaction has been accounted for under the purchase method.

REVENUES.

    We generate revenues generally through banner advertisements, sponsorships on The ZeroPort, referrals of our users to other Web-sites, performance-based agreements including e-commerce arrangements, advertising messages delivered to our users via e-mail, and distribution agreements. Banner advertisements are images displayed in the window of The ZeroPort. A user can click on the image and be routed to an advertiser's Web-site. Advertisers pay us for the number of advertisements displayed, the number of times users click on advertisements, or based on other defined criteria. Sponsorships on The ZeroPort involve providing an advertiser the right to be displayed on the face of The ZeroPort or on a drop down menu for a specified period of time. We may receive fees for this right alone, although many sponsorships also involve a commitment by us to deliver banner advertisements or fulfill defined performance criteria. We also have the ability to refer users to advertisers' Web-sites when they log on to our service or when they click on buttons or drop down menus on The ZeroPort. Referral payments are, in general, based upon the number of times users are directed to advertisers' Web-sites. Performance-based arrangements may involve payments dependent on the success of an advertising campaign, which may be measured by the number of times users visit a Web-site, purchase products or register for services. Revenues are also generated when our users elect to receive messages from advertisers in their NetZero e-mail accounts and such messages are delivered. In distribution arrangements, we may be paid by third parties for the right to distribute the software containing our service with products of third parties.

    Historically, The ZeroPort was limited in its capabilities, and our revenues were generated primarily from non-targeted banner advertising, a majority of which was sold through third parties such as Adsmart. We anticipate that a significant portion of our banner inventory will be sold through third parties in the future. We recently began generating revenues from selling targeted banner advertisements and by referring our users to a Web-site we developed with LookSmart.

    In August 1999, we released a substantially upgraded version of The ZeroPort with features offering additional ways to generate revenues, including selling exclusive and non-exclusive sponsorships of buttons and marquee space on The ZeroPort as well as sponsorships of a customizable ticker tape and browser window. Many of these agreements involve fee arrangements based on performance criteria and we intend to enter into similar arrangements in the future. However, since we have limited experience marketing and measuring the performance of these types of arrangements we cannot predict the degree to which they will become part of our revenue mix.

    We anticipate that we will receive higher advertising rates for targeted advertisements and sponsorships than for non-targeted banner advertisements. However, we have limited experience in selling and managing these types of arrangements and there can be no assurance that we will successfully sell all of the various advertising services we intend to offer or that such arrangements will generate significant revenues or higher advertising rates. To date, we have sold targeted advertising based upon Web-sites visited, key word searches, and users' demographic and geographic information. In addition, the growth in our user base has resulted, and may result in the future, in situations where our advertising inventory capacity has increased faster than our ability to sell such inventory at desired rates. While we rely on agreements with third parties to sell a significant portion of our banner advertisements, such agreements are short-term in nature and are subject to termination and pricing pressures. Due to increased costs associated with more users and greater inventory, our failure to renew such agreements or the failure of the combination of such agreements and the efforts of our in-house sales force to sell increased inventory at reasonable rates may materially and adversely affect our operating results. In addition, our success with performance-based fee arrangements may depend on our ability to effectively target users. We are in the early stages of that process and may encounter technical and other limitations on our ability to successfully target users, including limitations associated with privacy concerns. In addition, while we believe that the growth of our user base will enhance the value of our services to our advertising customers, there can be no assurance that we will adequately perform under these arrangements or that we will be able to replace such arrangements on comparable terms, if at all. The failure to generate significant sponsorships on The ZeroPort or the failure to replace significant contracts when they expire could adversely affect our revenues and results of operations.

    Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations on our part remain and collection of the related receivable is probable. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. The guaranteed minimum number of impressions are generally required to be delivered over the term of the commitment. Revenues from performance-based arrangements, including arrangements based on users' clicking on advertisements, buttons or other placements on The ZeroPort, are recognized as the related performance criteria are met. Referral revenues are recognized as referrals are made to advertisers' or sponsors' Web-sites, provided that no significant obligations on our part remain and collection of the related receivable is probable.

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

SALES AND MARKETING.

    Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party advertising sales agents and sales support functions. We have expended, and intend to continue to expend, significant amounts on sales and marketing. In particular, we have commenced a national branding campaign comprised of television and radio advertising, sponsorships and a variety of other promotions. Due to the timing of these promotions, amounts expended may vary significantly from quarter to quarter. Marketing costs associated with increasing our brand awareness and user base are expensed in the period incurred.

PRODUCT DEVELOPMENT.

    Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services, facilities and equipment. We believe that a significant level of product development activity is necessary for our business and intend to increase as necessary the amount of spending to fund this activity.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal, human resources and customer support personnel. In addition, general and administrative expenses include fees for professional services, third-party customer support and occupancy costs. We expect general and administrative expenses to increase as we continue to expand our administrative infrastructure.

STOCK-BASED COMPENSATION.

    In connection with the grant of stock options to employees and the imposition of restrictions on shares of stock held by certain founders during the year ended June 30, 1999 and the six months ended December 31, 1999, we recorded total deferred compensation of approximately $11.7 million. This deferred compensation represented the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options or shares at the date of grant. We are amortizing this amount over the vesting periods of the applicable options or shares, generally four years, resulting in an expense of $1.2 million for the year ended June 30, 1999, $1.5 million for the three months ended December 31, 1999 and $2.8 million for the six months ended December 31, 1999. Annual amortization of deferred stock compensation for options granted and restricted shares is approximately
$5.3 million, $3.0 million, $1.6 million, $623,000 and $24,000 for the years ending June 30, 2000, 2001, 2002, 2003 and 2004, respectively. Deferred compensation is presented as a reduction of stockholders' equity.

CONSOLIDATED RESULTS OF OPERATIONS.

    The following tables set forth selected consolidated statements of operations data in dollars and as a percentage of total revenues:

                                                                    THREE MONTHS ENDED
                                                  ------------------------------------------------------
                                                  DECEMBER 31, 1999   SEPTEMBER 30, 1999   JUNE 30, 1999
                                                  -----------------   ------------------   -------------
                                                                      (IN THOUSANDS)
Revenues........................................      $ 12,242             $  7,720           $ 3,731
Cost of Revenues................................        15,148               12,093             7,377
                                                      --------             --------           -------
Gross Loss......................................        (2,906)              (4,373)           (3,646)
Operating Expenses:
  Sales and marketing...........................        15,582                4,975               850
  Product development...........................         1,414                  818               500
  General and administrative....................         4,458                3,522             2,396
  Stock-based compensation......................         1,495                1,303               892
  Amortization of intangible assets.............           658                   --                --
                                                      --------             --------           -------
Total operating expenses........................        23,607               10,618             4,638
                                                      --------             --------           -------
Loss from operations............................       (26,513)             (14,991)           (8,284)
Interest and other income (expense), net........         1,937                   64                91
                                                      --------             --------           -------
Net loss........................................      $(24,576)            $(14,927)          $(8,193)
                                                      ========             ========           =======

                                                                    THREE MONTHS ENDED
                                                  ------------------------------------------------------
                                                  DECEMBER 31, 1999   SEPTEMBER 30, 1999   JUNE 30, 1999
                                                  -----------------   ------------------   -------------
As a percentage of revenues:
Revenues........................................           100%                 100%              100%
Cost of Revenues................................          (124)                (157)             (198)
                                                      --------             --------           -------
Gross Loss......................................           (24)                 (57)              (98)
Operating Expenses:
  Sales and marketing...........................          (127)                 (64)              (23)
  Product development...........................           (12)                 (11)              (13)
  General and administrative....................           (37)                 (45)              (64)
  Stock-based compensation......................           (12)                 (17)              (24)
  Amortization of intangible assets.............            (5)                   0                 0
                                                      --------             --------           -------
Total operating expenses........................          (193)                (137)             (124)
                                                      --------             --------           -------
Loss from operations............................          (217)                (194)             (222)
Interest and other income (expense), net........            16                    1                 2
                                                      --------             --------           -------
Net loss........................................          (201)%               (193)%            (220)%
                                                      ========             ========           =======

              THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE
                     THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES.

    Revenues for the three months ended December 31, 1999 were $12.2 million, which represented an increase of $4.5 million, or 59%, from $7.7 million for the three months ended September 30, 1999. The increase was primarily attributable to revenues generated from our start page agreement with LookSmart, sponsorships on The ZeroPort and increased sales of banner advertisements, primarily through our in-house sales force. Specifically, we generated approximately
$4.1 million, or 34% of our total revenues for the three months ended
December 31, 1999, from our agreement with LookSmart, which we entered into in April 1999. This amount represented an increase of approximately $1.1 million from the $3.0 million of revenues generated from LookSmart for the three months ended September 30, 1999, which represented approximately 39% of our total revenues for that period. We also generated approximately $2.4 million, or 19% of our total revenues for the three months ended December 31, 1999, from banner advertisements sold through Adsmart. This amount represented an increase of approximately $0.1 million from the $2.3 million of revenues generated from Adsmart for the three months ended September 30, 1999, which represented approximately 29% of our total revenues for that period.

COST OF REVENUES.

    Cost of revenues for the three months ended December 31, 1999 was $15.1 million, which represented an increase of $3.0 million, or 25%, from $12.1 million for the three months ended September 30, 1999. The increase was primarily attributable to increased telecommunications expense related to the growth in our user base and increased depreciation related to our internal network costs. During the December quarter, the Company's cost of telecommunications services purchased averaged less than $0.30 per user hour.

SALES AND MARKETING.

    Sales and marketing expenses for the three months ended December 31, 1999 were $15.6 million, which represented an increase of $10.6 million, or 213%, from $5.0 million for the three months ended September 30, 1999. The increase was primarily due to increased levels of advertising and other marketing expenses associated with the Company's initial major nationwide consumer branding campaign, distribution of CDs containing our software, the start of our exclusive sponsorship of the half time show of televised National Basketball Association games on NBC, and the hiring of additional direct sales force personnel.

PRODUCT DEVELOPMENT.

    Product development expenses for the three months ended December 31, 1999 were $1.4 million, which represented an increase of $0.6 million, or 73%, from $0.8 million for the three months ended September 30, 1999. The increase was primarily due to the hiring of additional software engineers and professional expenses.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses for the three months ended December 31, 1999 were $4.5 million, which represented an increase of $1.0 million, or 27%, from $3.5 million for the three months ended September 30, 1999. The increase was primarily due to the hiring of additional administrative personnel and increased professional and consulting expenses.

STOCK-BASED COMPENSATION.

    For the three months ended December 31, 1999 and September 30, 1999, total amortization of deferred compensation was $1.5 million and $1.3 million, respectively in connection with stock option grants and restricted founders' shares.

AMORTIZATION OF INTANGIBLE ASSETS.

    Amortization of intangible assets for the three months ended December 31, 1999 was $0.7 million as a result of our acquisition of AimTV in December 1999.

INTEREST AND OTHER INCOME (EXPENSE), NET.

    Interest income consists of earnings on our cash and cash equivalents. Interest expense consists primarily of interest expense on capital leases and notes payable. Interest income, net, for the three months ended December 31, 1999 was $1.9 million, which represented an increase of $1.9 million from net interest income of $0.1 million in the three months ended September 30, 1999. The increase was primarily due to income earned on cash balances from the proceeds of our initial public offering.

INCOME TAXES.

    As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income tax for the three months ended December 31, 1999 or September 30, 1999.

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

COST OF REVENUES.

    Cost of revenues for the three months ended September 30, 1999 was $12.1 million, which represented an increase of $4.7 million, or 64%, from $7.4 million for the three months ended June 30, 1999. The increase was primarily attributable to increased telecommunications expense related to the growth in our user base and increased depreciation related to our internal network costs. During the September quarter, the Company's cost of telecommunications services purchased averaged less than $0.30 per user hour.

SALES AND MARKETING.

    Sales and marketing expenses for the three months ended September 30, 1999 were $5.0 million, which represented an increase of $4.1 million, or 485%, from $0.9 million for the three months ended June 30, 1999. The increase was primarily due to increased levels of advertising and other marketing expenses associated with the Company's nationwide consumer and advertiser branding campaign. The increase was also attributable to the hiring of additional direct sales force personnel.

PRODUCT DEVELOPMENT.

    Product development expenses for the three months ended September 30, 1999 were $0.8 million which represented an increase of $0.3 million, or 64%, from $0.5 million for the three months ended June 30, 1999. The increase was primarily due to the hiring of additional software engineers and professional expenses.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses for the three months ended
September 30, 1999 were $3.5 million, which represented an increase of $1.1 million, or 47%, from $2.4 million for the three months ended June 30, 1999. The increase was primarily due to the hiring of additional administrative personnel and increased professional and consulting expenses.

STOCK-BASED COMPENSATION.

    For the three months ended September 30, 1999 and June 30, 1999, total amortization of deferred compensation was $1.3 million and $0.9 million, respectively, in connection with stock option grants and restricted founders' shares.

INTEREST AND OTHER INCOME (EXPENSE), NET.

    Interest income consists of earnings on our cash and cash equivalents. Interest expense consists primarily of interest expense on capital leases and notes payable. Interest income, net, for the three months ended September 30, 1999 was $64,000, which represented a decrease of $27,000 from net interest income of $91,000 in the three months ended June 30, 1999.

INCOME TAXES.

    As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income tax for the three months ended September 30, 1999 or June 30, 1999.

      SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE
              SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1998

    We began business operations in October 1998, and, as a result, operating results for the period from July 1, 1998 through December 31, 1998 included only $0.1 million in revenues, $1.1 million in cost of revenues, and $1.1 million in expenses. Accordingly, the results for the first and second quarters of fiscal 1999 are not meaningful or material in comparison to the operating results for the first and second quarters of fiscal 2000.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-Q. We may significantly increase our operating expenses and capital expenditures for a variety of reasons including, without limitation, to expand our sales and marketing efforts, promote the NetZero brand, continue to enhance the features and functionality of The ZeroPort, upgrade our internal network infrastructure, pursue new distribution channels and hire new personnel across all levels of our organization. Expenditures in each of these categories may vary significantly from quarter to quarter. While some of our expenses are fixed in the short-term, we determine our total operating expenses largely on the basis of anticipated growth in our revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. We believe that our expenses will significantly exceed our revenues for the foreseeable future. As a result of these and other factors, our operating results may vary substantially from quarter to quarter.

    In addition, seasonal trends could affect the revenues we generate. To the extent that our revenues depend on the amount of usage by our users, any seasonal fluctuations in Internet usage could affect our revenues during such periods of fluctuation. We anticipate that user traffic levels will be impacted by the summer and year-end vacation and holiday periods. Moreover, the rate at which new users sign up for our services may be related to gifts or purchases of personal computers, which typically increase during the fourth calendar quarter as a result of the holiday season and may decline during other periods. As a result, new user registration may be subject to seasonality. However, because our operating history is limited, it is difficult for us to accurately predict these trends and plan accordingly. Since our operating expenses are based on our expectations of future revenues, it is possible that seasonal fluctuations could materially and adversely affect our business, results of operations and financial condition.

    A small number of customers have accounted for, and may in the future account for, a significant portion of our revenues. For example, we derived approximately 34% and 19% of our revenues for the three months ended
December 31, 1999 from agreements with LookSmart and Adsmart, respectively. Our agreement with LookSmart was renewed in February 2000 and will extend through February 15, 2001. Our agreement with AdSmart terminates on February 15, 2000. While we are in discussions with AdSmart for an ongoing business relationship, we do not anticipate that a new agreement with AdSmart, if any, would result in revenues to us comparable to levels previously received from AdSmart. In February 2000, we entered into a strategic alliance with 24/7 Media Inc. Pursuant to this alliance, 24/7 Media will sell e-mail and banner advertising on behalf of NetZero. There can be no assurance that such agreement will result in material revenues to us. In February 2000, we also entered into an agreement with idealab! pursuant to which idealab! will purchase $3 million of banner advertisements and data from us over an approximately five-month period. Idealab!, including its affiliates, is a major stockholder of NetZero and Bill Gross, a director of NetZero, is also a director and major stockholder of idealab! The termination of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew our material agreements or to replace such agreements with similar agreements with new customers.

    Due to the foregoing factors, we believe that quarter to quarter comparisons of operating results may not necessarily be a good indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

    From inception of the business to September 1999 we financed our operations primarily through the private placement of approximately $47 million in equity securities. In September 1999 we completed an initial public offering of
11.5 million shares (including 1.5 million shares pursuant to the underwriters' over-allotment option) of common stock at a price of $16 per share, resulting in proceeds of $171.1 million net of underwriters' discount. At December 31, 1999 we had $152.1 million in cash and cash equivalents.

    Net cash used for operating activities was $39.8 million for the six months ended December 31, 1999 and consisted primarily of operating losses, deposits to guarantee future obligations and increases in accounts receivable and other assets, partially offset by increases in accounts payable and accrued expenses, depreciation and stock-based compensation.

    Net cash used for investing activities of $8.4 million for the six months ended December 31, 1999 was primarily for server network equipment, purchased software, office equipment and leasehold improvements. As our operations expand, we anticipate significant additional expenditures.

    Net cash provided by financing activities was $176.3 million for the six months ended December 31, 1999 and was principally attributable to the proceeds from our initial public offering.

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

    We currently anticipate that our existing cash and cash equivalents and the availability of lease financing will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next
12 months. However, we may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financings, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by our then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of our common stock.

YEAR 2000

    Many existing computer systems and software are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. If not corrected, various problems may arise from the improper processing of dates and date-sensitive calculations by computers and other machinery in Year 2000. These problems include system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these "Year 2000" requirements.

    To date we have not experienced any material issues associated with the Year 2000 problem. We have completed our formal assessment of the impact that the Year 2000 problem may have on our existing operations and believe the following four distinct areas of our existing operations may be affected by the Year 2000 problem:

    INTERNALLY DEVELOPED SOFTWARE. We have internally developed a substantial portion of the systems and software that we use to operate and monitor our online operations. We designed and developed these systems and software to be Year 2000 compliant. Based upon our assessment and testing to date, we believe that our internally developed systems and software are Year 2000 compliant.

    THIRD-PARTY HARDWARE AND SOFTWARE SUPPLIERS. We use third-party equipment and software and, as a result, our ability to address Year 2000 issues is to a large extent dependent upon the Year 2000 readiness of these third parties' hardware and software products. These products include servers manufactured by Sun Microsystems, network equipment manufactured by Cisco, database management, financial application and other software licensed from Oracle, our advertisement server software from NetGravity, data storage equipment from EMC, and JAVA, a programming language licensed from Sun Microsystems that we use to implement most of our internally developed software. We have reviewed documentation on Year 2000 compliance prepared by the third parties from whom we have purchased hardware and software products. Based upon our review of such documentation and the fact that we either purchased the most current product versions available from these third parties or installed the latest patches or upgrades available, we believe these applications are Year 2000 compliant.

    TELECOMMUNICATIONS CARRIERS. We are entirely dependent on our telecommunications carriers to provide access between their networks and our network. We have obtained Year 2000 readiness disclosure statements from these carriers which confirmed that their systems are Year 2000 compliant or that they were in the process of becoming Year 2000 compliant. We expect to resolve any significant Year 2000 issues with our telecommunications carriers; however, in the event that Year 2000 problems materialize, we may have to seek alternate suppliers of telecommunications services.

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

    In addition, we are assessing and testing any new systems that we add to our operations for Year 2000 compliance.

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

    OUR CONTINGENCY PLANS. We completed our contingency plans with respect to Year 2000 risks.

                                  RISK FACTORS
                  WE FACE RISKS ASSOCIATED WITH OUR OPERATIONS

WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR FREE INTERNET SERVICE PROVIDER
  BUSINESS MODEL IS UNPROVEN, AND WE HAVE OPERATED OUR BUSINESS FOR ONLY A SHORT PERIOD OF TIME.

    Our business model is unproven and a number of other businesses offering free Internet access have failed. Since we only began offering Internet access in October 1998, we have a limited operating history, which makes it difficult to evaluate our performance.

    Our business model, unlike traditional Internet service providers, does not have a measurable and predictable revenue stream from user access fees. If we are not able to successfully address these risks, we will not be able to grow our business, compete effectively or achieve profitability.

IF WE FAIL TO GROW OUR USER BASE, WE MAY NOT BE ABLE TO GENERATE REVENUES,
  DECREASE PER-USER TELECOMMUNICATIONS COSTS OR IMPLEMENT OUR STRATEGY.

    If we are unable to grow our user base, we may not be able to generate revenues, decrease per-user telecommunications costs or implement our strategy. We intend to generate new users through other distribution channels, such as television, radio and print media advertising, direct marketing campaigns, and bundling, co-branding and retail distribution arrangements. However, we have limited experience with marketing our service through these channels. If these distribution channels prove more costly or less effective than anticipated, it could adversely impact our ability to grow.

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

    There is no assurance that we will be able to successfully address these issues and retain our existing user base.

OUR ADVERTISING REVENUES WILL SUFFER IF WE ARE UNABLE TO DEMONSTRATE THAT OUR
  REGISTERED USERS ARE ACTIVELY USING OUR SERVICE.

    If we are not able to demonstrate to our advertisers that our registered users are actively using our service, advertisers may choose not to advertise with us and our advertising revenues could be materially and adversely affected. While approximately 2.96 million users had registered for our service as of December 31, 1999, approximately 1.45 million had used our service during the month of December. We believe that a number of our users have Internet access accounts with our competitors. As a result, these users may not use NetZero as their primary Internet service provider. Also, some new users use the Internet only as a novelty and do not become consistent users of Internet services and, therefore, may be less likely to continue using our service.

IF WE FAIL TO GENERATE SUFFICIENT ADVERTISING REVENUES, WE MAY NOT BE ABLE TO
  SUPPORT OUR OPERATIONS.

    Since we do not charge our users any fees for our Internet access and e-mail services, we depend primarily on our ability to generate advertising revenues. Accordingly, if we fail to generate sufficient advertising revenues, we may not be able to support our operations. We generate revenues from a variety of different arrangements including sales of targeted and untargeted banner advertising, sponsorships, performance-based arrangements and referrals to third party Web-sites. We have limited experience marketing and pricing these types of arrangements, and have limited actual experience with respect to the performance of such arrangements. As such, we do not know if we are appropriately pricing, marketing or structuring these arrangements, or whether we will perform under these arrangements to the satisfaction of the other parties. Our failure to appropriately price, market or structure these arrangements could impact our ability to enter into and perform under these arrangements, or to renew these arrangements on similar or acceptable terms. In addition, the success of some of these arrangements will depend on our ability to effectively target users based on demographic and other information. We may encounter technical and other limitations on this ability, including problems associated with the accuracy of the information provided by our users, which we do not corroborate. In light of these factors, there can be no assurance that we will be able to attract sufficient advertising revenues to support our operations.

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

WE MAY LOSE OUR USERS IF OUR TELECOMMUNICATIONS PROVIDERS DELIVER UNACCEPTABLE
  SERVICE QUALITY.

    If our third-party telecommunications service providers deliver unacceptable service, the quality of our Internet access service would suffer. In this event, we would likely lose users who are dissatisfied with our service. Since we do not have direct control over our telecommunications carriers' network reliability and the quality of their service, there can be no assurance that we will be able to provide consistently reliable Internet access for our users.

IF TELECOMMUNICATIONS PRICES INCREASE, OUR MARGINS WOULD BE ADVERSELY IMPACTED.

    Our margins are highly sensitive to variations in prices for the telecommunications services we purchase. Our business could be harmed if minimum connection charges increase or become more prevalent. In addition, the availability and pricing of telecommunications services varies geographically, and we may not be able to obtain new or substitute telecommunications services in certain geographic areas on commercially reasonable terms, if at all. There can be no assurance that our telecommunications providers will continue to provide their services on commercially acceptable price terms, or that alternative services will be available on similar terms.

OUR ABILITY TO SERVE ADVERTISEMENTS ON THE ZEROPORT COULD BE SEVERELY LIMITED IF
  THE SOFTWARE WE LICENSE FROM NETGRAVITY FAILS TO PERFORM OR IF WE ARE NOT ABLE TO RENEW OUR LICENSE.

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

OUR STOCK PRICE COULD FALL AS A RESULT OF FUTURE LOSSES AND NEGATIVE CASH FLOW.

    We have a significant accumulated deficit. We expect that our losses and negative cash flow will increase for the foreseeable future as we continue to expand our operations. Our ability to achieve profitability or positive cash flow depends upon a number of factors, including our ability to increase revenue and reduce per-user costs. Although our revenues have grown in the most recent three months, we cannot be certain that we will be able to sustain these growth rates or that we will obtain sufficient revenues to achieve profitability or positive cash flow. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we fail to do so, the market price for our common stock could suffer.

OUR MARKET SHARE AND REVENUES WOULD SUFFER IF WE ARE NOT ABLE TO COMPETE
  EFFECTIVELY FOR USERS WITH ESTABLISHED, AND NEW PROVIDERS OF, INTERNET ACCESS SERVICES.

EXISTING COMPETITORS.

    We currently compete or expect to compete for users with the following types of companies that provide access services:

    - established online service and content providers, such as America Online and The Microsoft Network;

    - independent national Internet service providers, such as EarthLink, which has recently merged with MindSpring, and Prodigy;

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

NEW COMPETITORS.

    In addition, we believe that new competitors for Internet users, including major computer manufacturers and software, media and telecommunications companies, will continue to enter the Internet access market. Existing competitors may take steps such as reducing their subscriber fees, offering promotions for access services or bundling free access services with other product offerings. For example, AltaVista and Excite, leading portals and search engines, recently began offering free Internet access solutions to strengthen their relationships with users, and both Microsoft and CompuServe have recently partnered with personal computer makers and consumer electronics retailers to offer consumers up to $400 of rebates on computer equipment when the consumer signs up for three years of their Internet access services. New entrants have announced Internet access models similar to ours, and the implementation of similar models by new entrants or existing competitors could limit the value of our consumer proposition. As awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access services, resulting in even greater competition for us.

TELECOMMUNICATIONS SERVICES.

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

BROADBAND PROVIDERS.

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

OUR REVENUES WOULD SIGNIFICANTLY DECREASE IF WE LOSE KEY CUSTOMERS.

    A small number of customers have accounted for, and may in the future account for, a significant portion of our revenues. For example, we derived approximately 34% of our revenues for the three months ended December 31, 1999 from an agreement with LookSmart. We also derived approximately 19% of our revenues for the three months ended December 31, 1999 from an agreement with Adsmart. Our agreement with LookSmart was renewed in February 2000 and will expire on February 15, 2001. Our agreement with AdSmart terminates on February 15, 2000. While we are in discussions with AdSmart for an ongoing business relationship, we do not anticipate that a new agreement with AdSmart, if any, would result in revenues to us comparable to levels previously received from AdSmart. In February 2000, we entered into a strategic alliance with 24/7 Media Inc. Pursuant to this alliance, 24/7 Media will sell e-mail and banner advertising on behalf of NetZero. There can be no assurance that such agreement will result in material revenues to us. The termination of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew our material agreements or to replace such agreements with similar agreements with new customers.

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

WE WILL NOT BE ABLE TO SUPPORT INCREASED NUMBERS OF USERS IF WE ARE UNABLE TO
  ENHANCE OUR INTERNAL NETWORK INFRASTRUCTURE.

    Our internal network infrastructure is composed of a complex system of application, database, advertisement and e-mail servers. Service interruptions originating within our internal network have occurred in the past and may occur in the future, especially when usage exceeds capacity. We will need to invest in substantial financial, operational, and management resources to enhance our systems, particularly our database servers and storage capabilities, to handle a large number of users. We cannot be certain that we will be able to accomplish this on a timely basis and at a commercially reasonable cost, or at all. If we fail to do so, we will be unable to grow our business.

IF WE FAIL TO MANAGE OUR TELECOMMUNICATIONS CAPACITY, OUR SERVICE LEVELS MAY
  SUFFER OR WE MAY EXPERIENCE INCREASED PER-USER COSTS.

    We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. If we fail to procure sufficient quantities of telecommunications products and services, we may be unable to provide our current and future users with acceptable service levels. We also run the risk of purchasing excessive amounts of telecommunications products and services based on incorrect projections regarding increased usage. In that event, we would be required to bear the costs of excess telecommunications capacity without commensurate increases in revenues. There can be no assurance that we will be able to effectively manage these and other aspects of our business. Our failure to do so would likely have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO GROW OUR USER BASE IF WE ARE UNSUCCESSFUL IN ESTABLISHING
  AND MAINTAINING THE NETZERO BRAND.

    If we are unsuccessful in establishing or maintaining the NetZero brand, we may not be able to grow our user base. We believe that establishing and maintaining the NetZero brand is critical to retain and expand our user base. Promotion of the NetZero brand will depend on our success in providing high-quality Internet products and services. However, such success will depend, in part, on the services, products and efforts of third parties, over which we have little or no control. For instance, if our third party telecommunications service providers fail to provide quality service, our users' ability to access the Internet may be interrupted, which may adversely affect the NetZero brand. If our users and advertisers do not perceive our existing products and services as high quality, or if we introduce new products or services or enter into new business ventures that are not favorably received by our users and advertisers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, we may also need to devote substantial resources to create and maintain a distinct brand loyalty among our users and to promote and maintain the NetZero brand in a very competitive market. If we incur excessive expenses in promoting and maintaining our brand, our financial results could be seriously harmed.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IF WE ARE NOT ABLE TO RESPOND TO
  CHANGING INDUSTRY STANDARDS.

    We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards, and to develop and introduce new and enhanced products and service offerings. We believe that our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors. Although we intend to support emerging standards in the market for Internet access, we may not be able to conform our technology and equipment to support these new standards in a timely fashion. For instance, we have been notified that Sun Microsystems is upgrading its JAVA language and that the new version will require more memory to implement. Our software uses the JAVA language extensively and we will have to modify our resources accordingly to accommodate the new version. There can be no assurance that we will be able to make such modifications, or any other modifications which may be required to adapt to new or changing standards, in a cost-effective and timely manner, or at all.

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

    - loss of data or revenue;

    - injury to reputation; and

    - diversion of development resources.

    We have experienced some technical and customer support issues associated with our products and software releases and we cannot assure you that we will not experience additional problems in the future.

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

OUR SERVICE COULD BE DISRUPTED BY A SECURITY BREACH, VIRUS OR INAPPROPRIATE USE
  BY INTERNET USERS.

    The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, over which we have no control. Computer viruses or problems caused by our users or other third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam", could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. There can be no assurance that we would prevail in such claims and our failure to do so could result in large judgments against us. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our users' computer systems by their inappropriate use of the Internet, including breaking into our computer network, which could cause losses to us or our users. Users or third parties may also potentially expose us to liability by "identity theft", or posing as another NetZero user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and those of our users.

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

OUR REVENUES COULD BE ADVERSELY AFFECTED IF PROGRAMS TO DISABLE THE ZEROPORT
  BECOME PREVALENT.

    Various software programs have been developed that specifically target The ZeroPort to disable our ability to deliver advertisements to a user. These programs attempt to blank out, or block, banner advertisements on The ZeroPort or completely delete The ZeroPort from users' computer screens. To date, such programs have not interrupted our operations or caused us to fail to meet the terms of our advertising agreements. While we believe we have been able to limit the effectiveness of such attempts, there can be no assurance that we will be able to continue to do so in the future. Widespread adoption of this type of software would seriously damage our ability to operate our business and generate revenues.

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

FAILURE TO ACHIEVE YEAR 2000 COMPLIANCE COULD CAUSE SUBSTANTIAL DISRUPTION TO
  OUR BUSINESS AND RESULT IN LOSS OF USERS.

    To date we have not experienced any material issues associated with the Year 2000 problem. Our failure, or the failure of third parties on which we rely, to have adequately addressed Year 2000 readiness issues could result in an interruption, or a failure, of our normal business activities or operations. Presently, we believe that the primary risks that we face with regard to the Year 2000 are those arising from third-party services or products. In particular, we depend heavily on third party vendors to provide both network services and equipment. A significant Year 2000-related disruption of these services or equipment could cause our users and advertisers to consider seeking alternate providers or advertising space, or cause an unmanageable burden on user service and technical support. This, in turn, could materially and adversely affect our revenues and result in increased user turnover. Furthermore, if the normal operation of the Internet is disrupted by the Year 2000 issue, or if a large portion of our users and advertisers are unable to access the Internet due to Year 2000-related issues in connection with their own systems, users would not be able to use our service and our revenues would be materially and adversely affected.

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

WE WILL NOT BE ABLE TO GROW OUR BUSINESS IF WE ARE NOT ABLE TO HIRE ADDITIONAL
  PERSONNEL.

    Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, editorial, merchandising, sales, marketing and user service personnel. We plan to hire additional personnel in all areas of our business. Competition for such personnel is intense, particularly in the Internet and high technology industry. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. We may also be unable to retain the employees we currently employ or attract additional technical personnel. If we fail to retain and attract the necessary personnel, we may not be able to operate and grow our business.

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

    There can be no assurance that we will make any further acquisitions or that we will be able to obtain additional financing for such acquisitions, if necessary. If any acquisitions are made, there can be no assurance that we will be able to successfully integrate the acquired business into our operations or that the acquired business will perform as expected.

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

TELECOMMUNICATIONS REGULATION COULD MAKE IT MORE EXPENSIVE FOR US TO DO
  BUSINESS.

    As an Internet service provider, we are not currently directly regulated by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. We could be adversely affected if any regulatory change results in the application of access charges to Internet service providers because this would substantially increase the cost of using the Internet. Since one of the largest components of our operating costs is telecommunications costs, any increase in such costs would have a material adverse effect on our cost of sales and gross margins. We could also be affected by any change in the ability of our users to reach our network through a dial-up telephone call without any additional charges.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c)  SALES OF UNREGISTERED SECURITIES.

    On December 1, 1999, we acquired all of the issued and outstanding capital stock and options to purchase capital stock of AimTV, Inc. ("Aim"). In connection with this transaction, we issued to the former shareholders and option holders of Aim an aggregate of approximately 970,000 shares, and options to purchase shares, of our common stock. The offer and sale of those shares were exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) thereof or Regulation D.

    On December 28, 1999, we entered into a Warrant Purchase and CD Distribution Agreement with General Motors Corporation ("GM"). Under the terms of this agreement, we issued to GM a warrant to purchase 575,000 shares of our common stock at a price per share of $28.71. The offer and sale of this warrant and the shares of common stock issuable upon exercise thereof were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D.

    (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On September 29, 1999, NetZero completed an initial public offering of its common stock, $.001 par value. The shares of common stock sold in this offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-82827) that was declared effective by the SEC on September 23, 1999. The offering commenced on September 24, 1999. All
11.5 million shares of common stock registered under the Registration Statement (including 1.5 million shares sold pursuant to the exercise of the underwriters' over-allotment option) were sold at a price of $16 per share. The aggregate price of the offering amount registered was $184 million.

    In connection with the initial public offering, NetZero paid an aggregate of $12.9 million in underwriting discounts and commissions to the underwriters and paid other expenses in the amount of approximately $1.8 million. After deducting the underwriting discounts and commissions and the estimated offering expenses, NetZero received net proceeds from the offering of approximately
$169.3 million. As of December 31, 1999, NetZero had used approximately
$17 million of the net proceeds from the offering to fund its operating losses and its working capital requirements. The balance of the proceeds will be used for general corporate purposes including additions and enhancements to the Company's server and network infrastructure, working capital, expansion of its sales and marketing capabilities and brand-name promotions. NetZero may also use a portion of its proceeds for acquisitions of complementary businesses, services or technology. Pending these uses, the net proceeds of the offering will be invested in short-term, interest-bearing, investment-grade instruments. None of the net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of NetZero or their associates, persons owning 10% or more of any class of equity securities of NetZero, or an affiliate of NetZero.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           2.1* Agreement and Plan of Merger Dated, as of November 15, 1999, by and among NetZero, Inc., NZ Acquisition Corp. and AimTV, Inc.

           27.1   Financial Data Schedule

           -----------------------------------

           * Incorporated by reference to the similarly numbered exhibit on the Form 8-K filed by NetZero, Inc. on December 1, 1999

       (b) Report on Form 8-K

    On December 1, 1999, NetZero filed a Current Report on Form 8-K to report that, on November 15, 1999, NetZero had entered into an Agreement and Plan of Merger by and among NetZero, Inc., NZ Acquisition Corp., and AimTV, Inc. The Agreement and Plan of Merger sets forth the terms and conditions of the merger.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NETZERO, INC.
                                (REGISTRANT)

                                By:           /s/ CHARLES S. HILLIARD
                                     -----------------------------------------
                                                Charles S. Hilliard
                                         SENIOR VICE PRESIDENT, FINANCE AND
Dated: February 11, 2000                      CHIEF FINANCIAL OFFICER