Form 10-Q
period 2000-03-31
NETZERO INC
filed 2000-05-15
CIK 1089944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-27405

                            ------------------------

                                 NETZERO, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-4644384
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

         2555 TOWNSGATE ROAD,                                 91361
     WESTLAKE VILLAGE, CALIFORNIA                           (Zip Code)
(Address of principal executive office)

                                 (805) 418-2000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

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

    Number of shares of Common Stock outstanding as of March 31, 2000:
104,840,241 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                       --------
PART I FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets at March 31, 2000 and June 30,
           1999......................................................      3
         Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 and the nine months ended
           March 31, 2000 and 1999...................................      4
         Consolidated Statements of Cash Flow for the nine months
           ended March 31, 2000
           and 1999..................................................      5
         Notes to Consolidated Financial Statements..................      6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      9
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     32

PART II OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     33
Item 2.  Changes in Securities and Use of Proceeds...................     33
Item 3.  Defaults Upon Senior Securities.............................     33
Item 4.  Submission of Matters to a Vote of Security Holders.........     33
Item 5.  Other Information...........................................     33
Item 6.  Exhibits and Reports on Form 8-K............................     33
         A. Exhibits
         B. Reports on Form 8-K
Signatures...........................................................     34

    In this Report, "NetZero," the "Company," "we," "us" and "our" collectively refers to NetZero, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

                                 NETZERO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,       JUNE 30,
                                                                  2000           1999
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $118,552,000   $ 24,035,000
  Short-term investments....................................     7,500,000             --
  Restricted cash...........................................    10,199,000             --
  Accounts receivable, net of allowance for doubtful
    accounts of $625,000 at March 31, 2000 and $160,000 at
    June 30, 1999...........................................    10,287,000      2,253,000
  Other current assets......................................     2,668,000        689,000
                                                              ------------   ------------
    Total current assets....................................   149,206,000     26,977,000
Property and equipment, net.................................    25,439,000     18,116,000
Restricted cash.............................................     2,687,000      1,789,000
Intangible assets...........................................    20,541,000             --
Other assets................................................     1,658,000        619,000
                                                              ------------   ------------
    Total assets............................................  $199,531,000   $ 47,501,000
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    16,218,000      4,879,000
  Accrued liabilities.......................................     2,311,000      1,521,000
  Deferred revenue..........................................     2,426,000      2,739,000
  Current portion of notes payable..........................     1,529,000        560,000
  Current portion of capital leases.........................     3,018,000      1,181,000
                                                              ------------   ------------
Total current liabilities:..................................    25,502,000     10,880,000

Notes payable less current portion..........................     2,809,000      1,210,000
Capital leases less current portion.........................     5,033,000      2,317,000

Redeemable convertible preferred stock, no-par value;
  19,231,000 shares authorized; 19,230,000 issued and
  outstanding at June 30, 1999; liquidation preference and
  redemption value of $2,140,000; no shares issued or
  outstanding at March 31, 2000.............................            --      2,140,000

Stockholders' equity
Convertible preferred stock, $0.001 par value; 55,769,000
  shares authorized; 45,182,000 shares isued and outstanding at June 30, 1999; liquidation preference of $44,917,000;
  10,000,000 shares authorized and no shares issued and
  outstanding at March 31, 2000.............................            --     44,720,000
Common stock, $0.001 par value; 500,000,000 and 150,000,000
  shares authorized at March 31, 2000 and June 30, 1999,
  respectively; 104,840,000 and 28,624,000 shares issued and outstanding at March 31, 2000 and June 30, 1999,
  respectively..............................................       115,000      1,352,000
Additional paid-in capital..................................   261,228,000      9,019,000
Notes receivable from stockholders..........................    (1,061,000)    (1,029,000)
Deferred stock-based charges................................   (14,407,000)    (7,783,000)
Accumulated deficit.........................................   (79,688,000)   (15,325,000)
                                                              ------------   ------------
    Total stockholders' equity..............................   166,187,000     30,954,000
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $199,531,000   $ 47,501,000
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NETZERO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   MARCH 31,                    MARCH 31,
                                           --------------------------   --------------------------
                                               2000          1999           2000          1999
                                           ------------   -----------   ------------   -----------
Net revenues.............................  $ 16,858,000   $   781,000   $ 36,820,000   $   903,000

Cost of revenues (excluding stock-based
  charges of $96,000 and $285,000) for
  the quarter and nine months ended March
  31, 2000, respectively)................    18,459,000     3,979,000     45,701,000     5,049,000
                                           ------------   -----------   ------------   -----------

GROSS LOSS...............................    (1,601,000)   (3,198,000)    (8,881,000)   (4,146,000)
                                           ------------   -----------   ------------   -----------

OPERATING EXPENSES

  Sales and marketing (excluding
    stock-based charges of $804,000 and
    $1,328,000 for the quarter and nine
    months ended March 31, 2000,
    respectively)........................    12,923,000       522,000     33,470,000       834,000

  Product development (excluding stock-
    based charges of $81,000 and $240,000
    for the quarter and nine months ended
    March 31, 2000, respectively)........     1,566,000       288,000      3,796,000       483,000

  General and administrative (excluding
    stock-based charges of $980,000 and
    $188,000 for the quarters ended March
    31, 2000 and 1999 and $2,907,000 and
    $344,000 for the nine months ended
    March 31, 2000 and 1999,
    respectively)                             6,073,000       929,000     14,064,000     1,324,000

  Stock-based charges....................     1,961,000       188,000      4,759,000       344,000

  Amortization of intangible assets......     2,500,000            --      3,158,000            --
                                           ------------   -----------   ------------   -----------

    Total operating expenses.............    25,023,000     1,927,000     59,247,000     2,985,000
                                           ------------   -----------   ------------   -----------

      LOSS FROM OPERATIONS...............   (26,624,000)   (5,125,000)   (68,128,000)   (7,131,000)
                                           ------------   -----------   ------------   -----------

Interest income..........................     2,128,000        50,000      4,809,000        50,000

Interest expense.........................      (364,000)      (20,000)    (1,044,000)      (26,000)
                                           ------------   -----------   ------------   -----------

      NET LOSS...........................  $(24,860,000)  $(5,095,000)  $(64,363,000)  $(7,107,000)
                                           ============   ===========   ============   ===========

Basic and diluted net loss per share.....  $      (0.27)  $     (0.50)  $      (0.99)  $     (0.67)
                                           ============   ===========   ============   ===========

Shares used to calculate basic and
  diluted net loss per share.............    91,123,000    10,277,000     64,837,000    10,587,000
                                           ============   ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NETZERO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(64,363,000)  $(7,107,000)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
  Depreciation and amortization.............................     9,188,000       148,000
  Allowance for doubtful accounts...........................       465,000        50,000
  Stock-based charges.......................................     4,759,000       344,000
  Accrued interest--notes receivable from stockholders......       (53,000)           --
  Changes in operating assets and liabilities (excluding the effects of the acquisition of AimTV):
    Short-term investments..................................    (7,500,000)
    Restricted cash.........................................   (11,021,000)     (794,000)
    Accounts receivable.....................................    (8,499,000)     (547,000)
    Other assets............................................    (2,993,000)     (329,000)
    Accounts payable and accrued expenses...................    11,430,000     2,305,000
    Deferred revenue........................................      (313,000)           --
                                                              ------------   -----------
      Net cash used for operating activities................   (68,900,000)   (5,930,000)
                                                              ------------   -----------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (12,569,000)     (985,000)
                                                              ------------   -----------
Cash flows from financing activities:
  Payments on capital leases................................    (1,763,000)      (32,000)
  Payments on notes payable.................................      (930,000)           --
  Proceeds from equipment refinancing.......................     5,680,000            --
  Proceeds from notes payable...............................     3,498,000            --
  Repayment of note due from stockholders...................        21,000            --
  Proceeds from exercise of stock options...................       180,000       122,000
  Net proceeds from issuance of common stock................   169,300,000         2,000
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................            --     2,015,000
  Net proceeds from issuance of convertible preferred
    stock...................................................            --    11,522,000
                                                              ------------   -----------
      Net cash provided by financing activities.............   175,986,000    13,629,000
                                                              ------------   -----------
      Change in cash and cash equivalents...................    94,517,000     6,714,000
Cash and cash equivalents, beginning of period..............    24,035,000         1,000
                                                              ------------   -----------
Cash and cash equivalents, end of period....................  $118,552,000   $ 6,715,000
                                                              ============   ===========
Supplemental disclosure of cash flow activities:
  Note receivable from stockholders in connection with the
    exercise of stock options...............................  $         --   $   629,000
                                                              ============   ===========
  Equipment obtained under capital leases...................  $    636,000   $   916,000
                                                              ============   ===========
  Stock issued for acquisition of AimTV.....................  $ 23,249,000   $        --
                                                              ============   ===========
  Issuance of warrant for marketing services................  $  8,600,000   $        --
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

3.  NEW PRONOUNCEMENTS.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company has evaluated the provisions of SAB 101 and believes it has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity.

4.  ACQUISITION.

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

    The following summarized unaudited pro forma financial information for the nine months ended March 31, 2000 assumes that the acquisition of AimTV had occurred at the beginning of the period:

Revenues...............................................  $ 36,820,000
Net loss...............................................  $(69,718,000)
Net loss per share.....................................  $      (1.08)

                                 NETZERO, INC.

                                  (UNAUDITED)

5.  CONCENTRATION OF CREDIT RISK.

    At March 31, 2000, one customer comprised 11% of the accounts receivable balance. For the quarter ended March 31, 2000, one customer accounted for 26% of revenues and for the nine months ended March 31, 2000, two customers accounted for 31% and 15% of revenues.

6.  EQUITY.

    STOCK SPLIT

    In July 1999, the Company authorized and implemented a three-for-two forward stock split. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

    INITIAL PUBLIC OFFERING

    In September 1999, the Company completed an initial public offering in which the Company sold 11,500,000 shares of its Common Stock, including 1,500,000 shares in connection with the exercise of the underwriters' over-allotment option, at $16 per share. The proceeds to the Company from the offering, after deducting offering expenses, including underwriting discounts and commissions, were $169.3 million. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 510,000,000 shares of capital stock (500,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock) of which approximately 104,840,000 shares of Common Stock were outstanding at March 31, 2000. Refer to "Part II--Other Information--Item 2(d)" for a discussion of use of proceeds from the Company's initial public offering.

7.  NET LOSS PER SHARE.

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

    The following table sets forth the computation of basic and diluted net loss per share:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                           --------------------------   --------------------------
                                            MARCH 31,      MARCH 31,     MARCH 31,      MARCH 31,
                                               2000          1999           2000          1999
                                           ------------   -----------   ------------   -----------
Numerator:
  Net Loss...............................  $(24,860,000)  $(5,095,000)  $(64,363,000)  $(7,107,000)
                                           ------------   -----------   ------------   -----------
Denominator:
  Weighted average common shares.........   104,811,000    19,454,000     80,092,000    16,646,000
  Adjustment for common shares subject to
    repurchase...........................   (13,688,000)   (9,177,000)   (15,255,000)   (6,059,000)
                                           ------------   -----------   ------------   -----------
  Adjusted weighted average common
    shares...............................    91,123,000    10,277,000     64,837,000    10,587,000
                                           ------------   -----------   ------------   -----------
Basic and diluted net loss per share.....  $      (0.27)  $     (0.50)  $      (0.99)  $     (0.67)
                                           ============   ===========   ============   ===========

                                 NETZERO, INC.

                                  (UNAUDITED)

8.  RELATED PARTY TRANSACTIONS.

    In the three and nine months ended March 31, 2000, idealab! purchased
$1.3 million and $1.7 million, respectively in banner advertisements. idealab!, including its affiliates, is a major stockholder in the Company and Bill Gross, a director of NetZero, is also a director and major stockholder of idealab!

9.  COMMITMENTS AND CONTINGENCIES.

    The Company is not currently party to any material legal proceedings.

10.  SUBSEQUENT EVENT.

    In April 2000, QUALCOMM Incorporated invested approximately $144 million in NetZero for a 9.9% stake in the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our registration statement declared effective by the Securities and Exchange Commission ("SEC") on September 23, 1999, discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

    NetZero is a leading provider of advertising and commerce-sponsored Internet access offering a broad range of interactive marketing, research and measurement solutions. We offer consumers free access to the Internet, free e-mail and custom navigation tools that provide "speed dial" to key sites on the Internet. Through proprietary technologies, we offer advertisers targeting capabilities through numerous online advertising and sponsorship channels. Our CyberTarget division offers marketers and advertisers mass-scale, online market research and measurement services.

    We were incorporated in July 1997 and launched our service in October 1998. For the period from inception until October 1998, we had no revenues and operating activities related primarily to the development of our proprietary zCast software. Since launching our service, we have focused on:

    - developing our service to enhance its features and functionality;

    - implementing the zCast Server network cell infrastructure;

    - hiring personnel;

    - contracting with third-party communications providers;

    - developing the NetZero brand;

    - selling advertising;

    - marketing our service to potential sponsors of placements on The ZeroPort and Start Page;

    - marketing our service to consumers;

    - developing long-term strategic alliances to strengthen our financial position; and,

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

REVENUES.

    We generate revenues generally through banner advertisements, sponsorships on The ZeroPort, referrals of our users to other Web sites, performance-based agreements including e-commerce arrangements, advertising messages delivered to our users via e-mail, and distribution agreements. Banner advertisements are images displayed in the window of The ZeroPort. A user can click on the image and be routed to an advertiser's Web site. Advertisers pay us for the number of advertisements displayed, the number of times users click on advertisements or based on other defined criteria. Sponsorships on The ZeroPort involve providing an advertiser the right to be displayed on the face of The ZeroPort or on a drop down menu for a specified period of time. We may receive fees for these rights alone, although many sponsorships also involve a commitment by us to deliver banner advertisements or fulfill defined performance criteria. We also have the ability to refer users to advertisers' Web sites when they log on to our service or when they click on buttons or drop down menus on The ZeroPort. Referral payments are, in general, based upon the number of times users are directed to advertisers' Web sites. Performance-based arrangements may involve payments dependent on the success of an advertising campaign, which may be measured by the number of times users visit a Web site, purchase products or register for services. Revenues are also generated when users elect to receive messages from advertisers in their NetZero e-mail accounts and such messages are delivered. In distribution arrangements, we may be paid by third parties for the right to distribute the software containing our service together with products of those third parties.

    We also intend to generate revenues through our CyberTarget division by offering marketers, advertisers and market research companies mass-scale, online market research and measurement services using our unique Zcast technology. We are in the early stages of this business and there is no assurance as to when, or if, this division will make a significant contribution to our revenue.

    We anticipate that we will receive higher advertising rates for targeted advertisements and sponsorships than for non-targeted banner advertisements. However, we have limited experience in selling and managing these types of arrangements and there can be no assurance that we will successfully sell all of the various advertising services we intend to offer or that such arrangements will generate significant revenues or higher advertising rates. To date, we have sold targeted advertising based upon Web sites visited, key word searches, and users' demographic and geographic information. In addition, the growth in the user base has resulted, and may result in the future, in situations where advertising inventory capacity has increased faster than the ability to sell such inventory at desired rates. While we rely on agreements with third parties to sell a significant portion of our banner advertisements, such agreements are short-term in nature and are subject to termination and pricing pressures. Due to increased costs associated with more users and greater inventory, the failure to renew such agreements or the failure of the combination of such agreements and the efforts of the in-house sales force to sell increased inventory at reasonable rates may materially and adversely affect operating results. In addition, success with performance-based fee arrangements may depend on our ability to effectively target users. We are still in the early stages of that process and may encounter technical and other limitations on our ability to successfully target users, including limitations associated with privacy concerns. In addition, while we believe that the growth in the user base will enhance the value of our services to our advertising customers, there can be no assurance that we will adequately perform under these arrangements or that we will be able to replace such arrangements on comparable terms, if at all. The failure to generate significant sponsorships on The ZeroPort or the failure to replace significant contracts when they expire could adversely affect our revenues and results of operations.

    Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations on our part remain and collection of the related receivable is probable. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. The guaranteed minimum number of impressions are generally required to be delivered over the term of the commitment. Revenues from performance-based arrangements, including click-throughs, are recognized as the related performance criteria are met. Referral revenues are recognized as referrals are made to advertisers' or sponsors' Web sites, provided that no significant obligations on our part remain and collection of the related receivable is probable.

    Our advertising revenues are subject to the effects of seasonality. Advertisers typically purchase impressions on a forward basis. If purchasing patterns or timing of purchasing by advertisers were to change, operations could be materially affected.

    Our revenues will be significantly affected by our ability to grow our user base which is also subject to the effects of seasonality. If we are unable to grow our user base or our user demographics are not attractive to advertisers, we may be unable to attract significant commitments from advertisers or satisfy agreements with our advertisers relating to performance criteria.

    We do not currently anticipate that inflation will have a material impact on our results of operations.

COST OF REVENUES.

    Cost of revenues consists of telecommunications costs, depreciation of network equipment, occupancy costs and personnel and related expenses of the network department. We intend to expend significant funds, which will result in increased depreciation expense associated with these capital expenditures, and to make significant commitments to future telecommunications capacity with the expectation of an increasing subscriber base and anticipated usage patterns. Telecommunications costs for network access are expensed as incurred. Our failure to accurately forecast users' needs could result in significant overcapacity, which would adversely impact our results of operations. Conversely, under-forecasting usage could adversely impact the ability of users to receive adequate service and adversely impact our reputation and our ability to maintain or increase our subscriber base. We have limited history in forecasting our user requirements, and there can be no assurance that we will be able to accurately forecast such requirements in the future.

SALES AND MARKETING.

    Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party advertising sales agents and sales support functions. We have expended, and intend to continue to expend, significant amounts on sales and marketing including a national branding campaign comprised of television and radio advertising, sponsorships and a variety of other promotions. Due to the timing of these promotions, amounts expended may vary significantly from quarter to quarter. Marketing costs associated with increasing brand awareness and user base are expensed in the period incurred.

PRODUCT DEVELOPMENT.

    Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including salaries and related expenses for the software engineering department, as well as costs for contracted services, facilities and equipment. We believe that a significant level of product development is necessary for the business and intend to increase, as necessary, the amount of spending to fund this activity.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses include salaries, employee benefits and expenses for executive, finance, legal, human resources and customer support personnel. In addition, general and administrative expenses include fees for professional services, third-party customer support and occupancy costs. We expect general and administrative expenses to increase as we continue to expand our administrative infrastructure.

STOCK-BASED CHARGES.

    In connection with the grant of stock options to employees and the imposition of restrictions on shares of stock held by certain founders, we have recorded deferred stock-based charges of approximately $11.7 million. This deferred compensation represents the difference between the deemed fair value of common stock for accounting purposes and the exercise price of these options or shares at the date of grant. We are amortizing this amount over the vesting periods of the applicable options or shares, generally four years.

    In January 2000, we entered into a four-year strategic alliance with General Motors Corporation ("GM"). As part of the agreement to enter into a strategic marketing relationship we issued to GM warrants to purchase 575,000 shares of NetZero's common stock. The warrants were valued at $8.6 million and are being amortized ratably over the four-year period.

    Deferred stock-based charges are presented as a reduction of stockholders' equity.

CONSOLIDATED RESULTS OF OPERATIONS.

    The following tables set forth selected consolidated statements of operations data in dollars and as a percentage of total revenues:

                                                                   THREE MONTHS ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31, 2000   DECEMBER 31, 1999   MARCH 31, 1999
                                                   --------------   -----------------   --------------
                                                                     (IN THOUSANDS)
Revenues.........................................     $ 16,858          $ 12,242           $   781
Cost of Revenues.................................       18,459            15,148             3,979
                                                      --------          --------           -------
Gross Loss.......................................       (1,601)           (2,906)           (3,198)
Operating Expenses:
  Sales and marketing............................       12,923            15,582               522
  Product development............................        1,566             1,414               288
  General and administrative.....................        6,073             4,458               929
  Stock-based charges............................        1,961             1,495               188
  Amortization of intangible assets..............        2,500               658                --
                                                      --------          --------           -------
Total operating expenses.........................       25,023            23,607             1,927
                                                      --------          --------           -------
Loss from operations.............................      (26,624)          (26,513)           (5,125)
Interest and other income (expense), net.........        1,764             1,937                30
                                                      --------          --------           -------
Net loss.........................................     $(24,860)         $(24,576)          $(5,095)
                                                      ========          ========           =======

                                                                   THREE MONTHS ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31, 2000   DECEMBER 31, 1999   MARCH 31, 1999
                                                   --------------   -----------------   --------------
As a percentage of revenues:
Revenues.........................................          100 %             100 %             100 %
Cost of Revenues.................................         (109)             (124)             (509)
                                                      --------          --------           -------
Gross Loss.......................................           (9)              (24)             (409)
Operating Expenses:
  Sales and marketing............................          (77)             (127)              (67)
  Product development............................           (9)              (12)              (37)
  General and administrative.....................          (36)              (37)             (119)
  Stock-based charges............................          (12)              (12)              (24)
  Amortization of intangible assets..............          (15)               (5)                0
                                                      --------          --------           -------
Total operating expenses.........................         (148)             (193)             (247)
                                                      --------          --------           -------
Loss from operations.............................         (158)             (217)             (656)
Interest and other income (expense), net.........           11                16                 4
                                                      --------          --------           -------
Net loss.........................................         (147)%            (201)%            (652)%
                                                      ========          ========           =======

               THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE
                      THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES.

    Revenues for the three months ended March 31, 2000 were $16.9 million, which represented an increase of $4.7 million, or 38%, from $12.2 million for the three months ended December 31, 1999. The increase was primarily attributable to increased revenue from sponsorships on The ZeroPort, advertising associated with co-branded distribution arrangements and sales of banner advertisements, primarily through our in-house sales force. Approximately $4.4 million, or 26%, of our total revenues for the three months ended March 31, 2000, was generated from our agreement with LookSmart, compared to $4.1 million, or 34%, in the three months ended December 31, 1999.

COST OF REVENUES.

    Cost of revenues for the three months ended March 31, 2000 was $18.5 million, which represented an increase of $3.3 million, or 22%, from $15.1 million for the three months ended December 31, 1999. The increase was primarily attributable to increased telecommunications expense related to the growth in our user base from approximately 3 million registered users at December 31, 1999 to approximately 4 million registered users at March 31, 2000. In the three months ended March 31, 2000 and December 31, 1999 telecommunications services purchased averaged less than $0.30 per user hour.

SALES AND MARKETING.

    Sales and marketing expenses for the three months ended March 31, 2000 were $12.9 million, which represented a decrease of $2.7 million, or 17%, from $15.6 million for the three months ended December 31, 1999. In the quarter ended December 31, 1999 we continued our first national consumer branding campaign which began in August 1999 with advertisements running on television, radio and in print. The cost of the initial campaign and other promotional expenses in the December quarter exceeded the March quarter advertising and promotion expense (which included for the first time sponsorship of the half time show of televised National Basketball Association games on NBC) by approximately
$3.3 million. The decrease in advertising and promotion expense of $3.3 million was partially offset by increased staffing costs and sales commissions.

PRODUCT DEVELOPMENT.

    Product development expenses for the three months ended March 31, 2000, were $1.6 million, which represented an increase of $0.2 million, or 11%, from $1.4 million for the three months ended December 31, 1999. The increase was primarily due to the hiring of additional software engineers.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses for the three months ended March 31, 2000 were $6.1 million, which represented an increase of $1.6 million, or 36%, from $4.5 million for the three months ended December 31, 1999. The increase was primarily due to increased taxes (not related to income) and licenses, the hiring of additional administrative personnel and an increase in bad debt reserve.

STOCK-BASED CHARGES.

    For the three months ended March 31, 2000 and December 31, 1999 amortization of deferred stock-based charges was $2.0 million and $1.5 million, respectively. The increase was due to the amortization of the warrant issued to GM.

AMORTIZATION OF INTANGIBLE ASSETS.

    Amortization of intangible assets amounted to $2.5 million for the three months ended March 31, 2000 compared to $0.7 million for the three months ended December 31, 1999. We acquired AimTV in December 1999 in a stock-for-stock transaction and recorded one month of amortization in the December quarter.

INTEREST AND OTHER INCOME (EXPENSE), NET.

    Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists primarily of interest expense on capital leases and notes payable. Net interest income, for the three months ended March 31, 2000 was $1.8 million, which represented a decrease of $0.1 million from net interest income of $1.9 million in the three months ended December 31, 1999. The decrease was primarily due to reduced average cash balances in the March quarter.

INCOME TAXES.

    As a result of operating losses and our inability to recognize a benefit from deferred tax assets, we have not recorded a benefit for income tax for the three months ended March 31, 2000 or December 31, 1999.

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

STOCK-BASED CHARGES.

    For the three months ended December 31, 1999 and September 30, 1999, amortization of deferred stock-based charges was $1.5 million and $1.3 million, respectively in connection with stock option grants and restricted founders' shares.

AMORTIZATION OF INTANGIBLE ASSETS.

    Amortization of intangible assets for the three months ended December 31, 1999 was $0.7 million as a result of our acquisition of AimTV in December 1999.

INTEREST AND OTHER INCOME (EXPENSE), NET.

    Interest income consists of earnings on our cash and cash equivalents. Interest expense consists primarily of interest expense on capital leases and notes payable. Interest income, net, for the three months ended December 31, 1999 was $1.9 million, which represented an increase of $1.8 million from net interest income of $0.1 million in the three months ended September 30, 1999. The increase was primarily due to income earned on cash balances from the proceeds of our initial public offering.

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

PRODUCT DEVELOPMENT.

    Product development expenses for the three months ended September 30, 1999 were $0.8 million, which represented an increase of $0.3 million, or 64%, from $0.5 million for the three months ended

June 30, 1999. The increase was primarily due to the hiring of additional software engineers and professional expenses.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses for the three months ended
September 30, 1999 were $3.5 million, which represented an increase of $1.1 million, or 47%, from $2.4 million for the three months ended June 30, 1999. The increase was primarily due to the hiring of additional administrative personnel and increased professional and consulting expenses.

STOCK-BASED CHARGES.

    For the three months ended September 30, 1999 and June 30, 1999, amortization of deferred stock-based charges was $1.3 million and $0.9 million, respectively, in connection with stock option grants and restricted founders' shares.

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

INCOME TAXES.

    As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income tax for the three months ended September 30, 1999.

       THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE
               THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999

    We began business operations in October 1998, and, as a result, our operating results for the period from July 1, 1998 through March 31, 1999 included only $0.9 million in revenues, $5.0 million in cost of revenues, and $3.0 million in operating expenses. Accordingly, our results for the first three quarters of fiscal 1999 are not meaningful or material in comparison to the operating results for the first three quarters of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

    From inception of the business to September 1999 our operations were financed primarily through the private placement of approximately $47 million in equity securities. In September 1999, we completed an initial public offering of
11.5 million shares (including 1.5 million shares pursuant to the underwriters' over-allotment option) of common stock at a price of $16 per share, resulting in net proceeds of $169.3 million after deducting offering expenses, including underwriting discounts and commissions. At March 31, 2000 we had $126.1 million in cash, cash equivalents and short-term investments.

    Net cash used for operating activities was $68.9 million for the nine months ended March 31, 2000 and was due primarily to operating losses, deposits to guarantee future obligations and increases in accounts receivable, short-term investments and other assets, partially offset by increases in accounts payable and accrued expenses, depreciation and stock-based charges.

    Net cash used for investing activities was $12.6 million for the nine months ended March 31, 2000 and involved primarily investments in server network equipment, purchased software, office equipment and leasehold improvements.

    Net cash provided by financing activities was $176.0 million for the nine months ended March 31, 2000 and was principally attributable to the proceeds from the initial public offering.

    In April 2000, QUALCOMM Incorporated invested approximately $144 million in NetZero for a 9.9% interest in the Company.

    We expect to continue to incur significant capital expenditures in the future, including additions and enhancements to our servers and network infrastructure, software licenses and furniture, fixtures and equipment. The actual amount of capital expenditures will depend on the rate of growth in our user base, which is difficult to predict and which could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology. We intend to use a combination of cash and capital lease financing to fund capital expenditures in a manner, which minimizes our cost of capital. However, there is no assurance that lease financing will be available on favorable terms, if at all in which case we would be required to use a greater portion of cash to fund capital expenditures.

    We currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next 12 months. However, we may need additional capital in order to fund more rapid growth, expand our marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financings, strategic relationships or other arrangements. This additional funding, if needed, might not be available to us on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

NEW PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company has evaluated the provisions of SAB 101 and believes it has no effect on the Company's consolidated financial position, consolidated results of operations or liquidity.

FUTURE RESULTS OF OPERATIONS MAY VARY DUE TO CERTAIN FACTORS

    Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-Q. We may significantly increase our operating expenses and capital expenditures for a variety of reasons including, without limitation, the expansion of our sales and marketing efforts, our promotion of the NetZero brand, enhancement of the features and functionality of The ZeroPort, upgrading of our internal network infrastructure, pursuit of new distribution channels and the hiring of new personnel across all levels of the organization. Expenditures in each of these categories may vary significantly from quarter-to-quarter. While some expenses are fixed in the short-term, our total operating expenses are principally determined on the basis of anticipated growth in revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. We believe that expenses will significantly exceed revenues for the foreseeable future. As a result of these and other factors, our operating results may vary substantially from quarter-to-quarter.

    In addition, seasonal trends could affect our revenues generated. To the extent that our revenues depend on the amount of usage by our users, any seasonal fluctuations in Internet usage could affect our revenues during such periods of fluctuation. We anticipate that the summer and year-end vacation and holiday periods will impact user traffic levels. Moreover, the rate at which new users sign up for our service may be related to gifts or purchases of personal computers, which typically increase during the fourth calendar quarter because of the holiday season and may decline during other periods. As a result, new user registration may be subject to seasonality. However, because our operating history is limited, it is difficult for us to accurately predict these trends and plan accordingly. Since our operating expenses are based on expectations of future revenues, it is possible that seasonal fluctuations could materially and adversely affect our business, results of operations and financial condition.

    A small number of customers have accounted for, and may in the future account for, a significant portion of our revenues. For example, approximately 26% of revenues for the three months ended March 31, 2000 were derived from our agreement with LookSmart. Our agreement with LookSmart was renewed in February 2000 and will extend through February 15, 2001. In February 2000, we entered into a strategic alliance with 24/7 Media. Pursuant to this alliance, 24/7 Media will sell e-mail and banner advertising on behalf of NetZero but there can be no assurance that such agreement will result in material revenues. In February 2000, we also entered into an agreement with idealab! pursuant to which idealab! will purchase $3.0 million of banner advertisements and data from us over an approximately five-month period. idealab!, including its affiliates, is a major stockholder of NetZero and Bill Gross, a director of NetZero, is also a director and major stockholder of idealab! The termination of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew material agreements or to replace such agreements with similar agreements with new customers.

    Due to the foregoing factors, we believe that quarter-to-quarter comparisons of operating results may not necessarily be a good indication of future performance.

YEAR 2000 COMPLIANCE.

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

    To date the Company has not experienced any material issues associated with the Year 2000 problem. Formal assessment of the impact that the Year 2000 problem may have on existing operations has been completed.

    There have been no significant expenses either prior to, or subsequent to, December 31, 1999 relating to this matter and to date there has been no impact on results of operations or third party relationships.

                                  RISK FACTORS

    Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

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

    Competitors

    Competitors for users is increasing. We currently compete or expect to compete for users with the following types of companies that provide access services:

    - companies that provide free Internet access under their own brands, such as Freei Networks, Inc. and Juno Online Services, Inc., as well as companies such as 1stUp.com that provide free Internet access co-branded with, or under the brands of, third parties.

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

    - Internet portals and search engines such as Yahoo! and Alta Vista;

    - retail companies such as K-Mart; and

    - nonprofit or educational Internet service providers.

    We expect that competition for users will continue to intensify for the foreseeable future. We believe that additional competitors for Internet users, including major computer manufacturers, retail companies, and software, media and telecommunications companies, will continue to enter the Internet access market. Existing competitors may take steps such as reducing their subscriber fees, offering promotions for access services, or bundling free access services with other product offerings. For example, Alta Vista and Excite, leading portals and search engines now offer free Internet access solutions in conjunction with 1stUp.com; K-Mart, SOFTBANK, Spinway and Yahoo, have invested in, or entered into relationships with Bluelight.com to form a new free Internet access provider; and both Microsoft and CompuServe have partnered with personal computer makers and consumer electronics retailers to offer consumers rebates on computer equipment when the consumer signs up for their Internet access services. New entrants have announced Internet access models similar to ours, and the implementation of similar models by new entrants or existing competitors could limit the value of our consumer proposition. As awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access services, resulting in even greater competition for us.

    Increased competition could limit our growth, resulting in additional sales and marketing expenses that add user acquisition cost, and result in increased user turnover. Increased competition could also result in decreased advertising revenue. Since we do not charge our users membership fees, we may not be able to offset the effect of these increased costs, and we may not have the resources to continue to compete successfully. The ability of our competitors to acquire other Internet providers or to enter into strategic alliances or joint ventures could also put us at a significant competitive disadvantage.

    Telecommunications services.

    In addition, telecommunications companies with far greater resources, distribution channels and brand awareness offer, or have announced that they will offer, their own Internet access services to users. Since these companies have their own telecommunications network infrastructure, they have lower communications costs than we do. These advantages reduce the overall cost of Internet access for such companies and may significantly increase competitive pressures on us. In addition, each of our telecommunications providers supplies network access to some of our competitors, and could choose to grant those competitors preferential network access, potentially limiting our users' ability to access the Internet. If our telecommunications service providers were to decrease the levels of service or access provided to us, or if they were to terminate their relationships with us for competitive or other reasons, and we were not able to develop alternate sources of supply, we would not be able to provide Internet access to our customers, which could ultimately result in a significant loss of users and revenues.

    Broadband providers.

    We also face competition from companies that provide broadband Internet access, including local and long-distance telephone companies, cable television companies, electric utility companies, wireless communications companies and other Internet service providers. Most of our service is offered via dial-up modems, which are generally limited to access speeds of up to 56 kbps. Broadband technologies enable users to transmit and receive print, video, voice and data in digital form at significantly faster access speeds. We may have to develop new technologies or add broadband access services to remain competitive which could require substantial time and expense. We cannot be certain that we will succeed in adapting our Internet access service business to compete effectively with these technologies.

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

OUR ADVERTISING REVENUES WILL SUFFER IF WE ARE UNABLE TO DEMONSTRATE THAT OUR
  REGISTERED USERS ARE ACTIVELY USING OUR SERVICE.

    If we are not able to demonstrate to our advertisers that our registered users are actively using our service, advertisers may choose not to advertise with us and our advertising revenues could be materially and adversely affected. While approximately 4 million users had registered for our service as of March 31, 2000, approximately 1.8 million had used our service during the month of March. We believe that a number of our users have Internet access accounts with our competitors. As a result, these users may not use NetZero as their primary Internet service provider. Also, some new users use the Internet only as a novelty and do not become consistent users of Internet services and, therefore, may be less likely to continue using our service.

IF WE FAIL TO GENERATE SUFFICIENT ADVERTISING REVENUES, WE MAY NOT BE ABLE TO
  SUPPORT OUR OPERATIONS.

    Since we do not charge our users any fees for our Internet access and e-mail services, we depend primarily on our ability to generate advertising revenues. Accordingly, if we fail to generate sufficient advertising revenues, we may not be able to support our operations. We generate revenues from a variety of different arrangements including sales of targeted and untargeted banner advertising, sponsorships, performance-based arrangements and referrals to third party Web sites. We have limited experience marketing and pricing these types of arrangements, and have limited actual experience with respect to the performance of such arrangements. As such, we do not know if we are appropriately pricing, marketing or structuring these arrangements, or whether we will perform under these arrangements to the satisfaction of the other parties. Our failure to appropriately price, market or structure these arrangements could impact our ability to enter into and perform under these arrangements, or to renew these arrangements on similar or acceptable terms. In addition, the success of some of these arrangements will depend on our ability to effectively target users based on demographic and other information. We may encounter technical and other limitations on this ability, including problems associated with the accuracy of the information provided by our users, which we do not corroborate. In light of these factors, there can be no assurance that we will be able to attract sufficient advertising revenues to support our operations.

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

    Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require. There has been significant consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current telecommunications service providers could decide not to provide us with service at rates acceptable to us, or at all, in which event, we may not be able to provide Internet access to our users.

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

    All of our advertisements are served using software licensed from NetGravity. While there is other software available, it would substantially disrupt our business to switch to another provider. As such, we are reliant on NetGravity and its software. Our agreement with NetGravity expires in June 2001; however we have an option to renew the agreement for an additional two-year term upon initial expiration. If NetGravity's software fails to perform as expected, or if we are not able to renew such agreement or license or internally develop similar software in the future, we may not be able to effectively display advertisements to our users. In this event, our ability to generate advertising revenues would be severely limited. In October 1999, NetGravity was acquired by Double Click, an Internet advertising provider. Since our agreement with NetGravity does not expire until June 2001 and we have an option to renew for an additional two-year term upon initial expiration, we do not believe the acquisition will have a material effect on our contractual rights with NetGravity.

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

OUR REVENUES WOULD SIGNIFICANTLY DECREASE IF WE LOSE KEY CUSTOMERS.

    A small number of customers have accounted for, and may in the future account for, a significant portion of our revenues. For example, we derived approximately 26% of our revenues for the three months ended March 31, 2000 from an agreement with LookSmart. Our agreement with LookSmart was renewed in February 2000 and will expire on February 15, 2001. In February 2000, we entered into a strategic alliance with 24/7 Media. Pursuant to this alliance, 24/7 Media will sell e-mail and banner advertising on behalf of NetZero. There can be no assurance that such agreement will result in material revenues to us. The termination of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew our material agreements or to replace such agreements with similar agreements with new customers.

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

WE MAY NOT SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS IN A TIMELY MANNER.

    We may expend significant resources developing and implementing new products. Product development involves a number of uncertainties, including unanticipated delays and expenses. New products may have technological problems or may not be accepted by our users or advertisers. There is no assurance that new products will be introduced in a timely manner or result in user satisfaction or increased revenues. If we are unable to respond in a timely manner to technological advances, we may not be able to compete effectively for users, which could cause our revenues to decrease.

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

WE MAY INCUR SUBSTANTIAL COSTS AND DIVERSION OF MANAGEMENT RESOURCES IF WE
  INFRINGE UPON THE PROPRIETARY RIGHTS OF OTHERS.

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

OUR BUSINESS COULD BE SHUT DOWN OR SEVERELY IMPACTED IF A NATURAL DISASTER
  OCCURS.

    Our operations and services depend on the extent to which our computer equipment and the telecommunications infrastructure of our third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters and at facilities in Los Angeles and San Jose, California. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. For example, if an earthquake damages equipment at our network operations center, we may have no means of replacing this equipment on a timely basis or at all and our service would be shut down. We do not currently maintain fully redundant or back-up Internet services, backbone facilities or other fully redundant computing and telecommunications facilities. Furthermore, we do not currently have any business disruption insurance. Any prolonged disruption of our services due to system failure could result in user turnover and decreased revenues.

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR
  OPERATIONS, THEN OUR RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY
  AFFECTED.

    We have made, and may continue to make acquisitions or undertake other business combinations that can complement our current or planned business activities. Such acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

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

WE COULD BE EXPOSED TO LIABILITY FOR DEFAMATION, NEGLIGENCE AND INFRINGEMENT.

    Because users download and redistribute materials that are cached or replicated by us in connection with our Internet services, claims could be made against us for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. While we have attempted to obtain safe harbor protection against claims of copyright infringement under the Digital Millennium Copyright Act of 1998, there can be no guarantee that we will prevail in any such claims. We also could be exposed to liability because of third-party content that may be accessible through our services, including links to Web sites maintained by our users or other third parties, or posted directly to our Web site, and subsequently retrieved by a third party through our services. It is also possible that if any third-party content provided through our services contains errors, third parties who access such material could make claims against us for losses incurred in reliance on such information. These types of claims have been successfully brought against other online service providers. In particular, copyright and trademark laws are evolving and it is uncertain how broadly the rights provided under these laws will be applied to online environments. It is impossible for us to determine who the potential rights holders may be with respect to all materials available through our services.

OUR ABILITY TO SELL TARGETED ADVERTISING MAY BE LIMITED IF NEW LAWS RELATING TO
  USER PRIVACY ARE ENACTED.

    Our ability to sell targeted advertising partly depends on our ability to use personal information collected from our users. We cannot assure you that our current information collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Our failure to comply with existing laws, or the adoption of new laws or regulations that require us to change the way we conduct our business, could make it cost-prohibitive to operate our business, and prevent us from pursuing our business strategies including the sale of targeted advertising.

OUR MARGINS AND COSTS WOULD BE ADVERSELY AFFECTED IF OUR BUSINESS BECOMES
  SUBJECT TO TAXATION.

    The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. Recently, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of Internet commerce and, as a result, negatively impact our margins or make it cost-prohibitive to operate our business.

TELECOMMUNICATIONS REGULATION COULD MAKE IT MORE EXPENSIVE FOR US TO DO
  BUSINESS.

    As an Internet service provider, we are not currently directly regulated by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. We could be adversely affected if any regulatory change results in the application of access charges to Internet service providers because this would substantially increase the cost of using the Internet. Since one of the largest components of our operating costs is telecommunications expense, any increase in such costs would have a material adverse effect on our cost of revenues and gross margins. We could also be affected by any change in the ability of our users to reach our network through a dial-up telephone call without any additional charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    NetZero currently does not hold any derivative instruments and does not engage in hedging activities. Also, NetZero is not currently party to any transactions denominated in a foreign currency. Thus, NetZero's exposure to interest rate and foreign exchange fluctuations is minimal.

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

    In connection with the initial public offering, NetZero paid an aggregate of $12.9 million in underwriting discounts and commissions to the underwriters and paid other expenses in the amount of approximately $1.8 million. After deducting the underwriting discounts and commissions and the estimated offering expenses, NetZero received net proceeds from the offering of approximately
$169.3 million. As of March 31, 2000, NetZero had used approximately
$51 million of the net proceeds from the offering to fund its operating losses, its working capital requirements and capital expenditures. The balance of the proceeds will be used for general corporate purposes including additions and enhancements to the Company's server and network infrastructure, working capital, expansion of its sales and marketing capabilities and brand-name promotions. NetZero may also use a portion of its proceeds for acquisitions of complementary businesses, services or technology. Pending these uses, the net proceeds of the offering will be invested in short-term, interest-bearing, investment-grade instruments. None of the net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of NetZero or their associates, persons owning 10% or more of any class of equity securities of NetZero, or an affiliate of NetZero.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Amended and Restated Start Page Agreement dated as of February 1, 2000 by and between NetZero and LookSmart, Ltd.

10.2 The ZeroPort Advertising Agreement dated as of February 5, 2000 by and between NetZero and idealab!, Inc.

10.3 Employment Agreement dated as of December 1, 1999, by and between NetZero and Brian Woods.

27.1 Financial Data Schedule

(b) Reports on Form 8-K

    On February 14, 2000, NetZero filed a report on Form 8-K/A to report the financial statements of AimTV, Inc. and selected pro forma financial information in connection with NetZero's acquisition of AimTV, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NETZERO, INC.
                                        (REGISTRANT)

                                        By:  /s/ CHARLES S. HILLIARD
            --------------------------------------------------------------------
                                            Charles S. Hilliard
                                            SENIOR VICE PRESIDENT, FINANCE
                                            AND CHIEF FINANCIAL OFFICER

Dated: May 15, 2000