Form 10-K
period 2000-06-30
NETZERO INC
filed 2000-09-28
CIK 1089944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR

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

                                 (805) 418-2000
              (Registrant's telephone number, including area code)
                            ------------------------

       Securities registered pursuant to Section 12 (b) of the act: None
                            ------------------------

Securities registered pursuant to Section 12 (g) of the act: Common Stock $.001 par value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of September 21, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of the registrant's common stock on such date as reported by the Nasdaq National Market, was approximately $190,577,976 (calculated by excluding shares owned beneficially by directors and officers).

    As of September 21, 2000 there were 122,383,548 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on November 16, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NETZERO, INC.
                               INDEX TO FORM 10-K

                                                                            PAGE
                                                                          --------
PART I

Item 1.     Business....................................................      2

Item 2.     Properties..................................................     13

Item 3.     Legal Proceedings...........................................     13

Item 4.     Submission of Matters to a Vote of Security Holders.........     13

PART II

Item 5.     Market for Our Common Stock and Related Stockholder
              Matters...................................................     13

Item 6.     Selected Consolidated Financial Data........................     15

Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     16

Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk......................................................     37

Item 8.     Financial Statements and Supplementary Data.................     37

Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................     37

PART III

Item 10.    Directors and Executive Officers of the Registrant..........     37

Item 11.    Executive Compensation......................................     37

Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................     37

Item 13.    Certain Relationships and Related Transactions..............     38

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................     38

SIGNATURES..............................................................     41

    In this report, "NetZero," the "Company," "we," "us" and "our" collectively refers to NetZero, Inc. and its wholly-owned subsidiary.

    This report on Form 10-K and our annual report contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-K discusses some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

ITEM 1. BUSINESS

OUR COMPANY

    NetZero, Inc. ("NetZero" or the "Company") is a leading provider of advertising- and commerce-supported Internet access offering a broad range of interactive marketing, research and measurement solutions. We offer consumers reliable free access to the Internet, free e-mail and customizable navigation tools that provide "speed dial" to key sites on the Internet. Through June 30, 2000, approximately five million users registered for our free Internet access services, of which approximately two million accessed our services in the month of June 2000. Our service is available in more than 5,000 cities across North America and Canada. We offer advertisers the ability to target messages to their desired audience based on user demographics and on-line behavior. We also offer advertisers and commerce partners a variety of additional services to build their brands and market their products, including referring our users to partners' Web sites, enabling customer registrations and facilitating electronic commerce transactions. Our CyberTarget division offers marketers and advertisers mass-scale, on-line market research and measurement services. Our RocketCash subsidiary, acquired in September 2000, provides users with a secure on-line gateway to make purchases without a credit card. The Company was incorporated in July 1997 and launched its Internet access service in October 1998.

    Our service is based on two key principles. First, we provide users free Internet access and other free services. We obtain demographic information when users register for our services, which we supplement with our ability to track their on-line activity. Second, we offer advertisers and commerce partners access to a large audience and enable them to market to this audience through a variety of techniques including targeted messages based on user demographics and on-line behavior. Our model combines certain of the characteristics of network television--where a mass audience has free access to an advertising-supported medium--with the targeting advantages of direct marketing.

THE INTERNET ADVERTISING AND SERVICES MARKET

    The Internet is becoming an increasingly significant global medium for communications, advertising and commerce. IDC estimates that approximately
107 million individuals in the United States used the Internet in 1999, and projects that this figure will reach 210 million in 2004. Jupiter Communications has projected that on-line advertising expenditures in the U.S. will grow from an estimated $3.5 billion in 1999 to $16.5 billion in 2005. With the anticipated growth in on-line advertising, significant opportunities exist for us as our user base and our product offerings continue to expand.

    There are over 6,000 Internet service providers in the United States, varying widely in geographic coverage, user focus and the nature and quality of services provided to users. With the exception of a few large providers, the vast majority of Internet service providers do not offer branded nationwide coverage.

A number of Internet service providers are beginning to supplement their basic access with services such as electronic commerce and telecommunications.

    Most Internet service providers charge users monthly access fees and fees for additional services, such as hosting users' Web sites. Pay services can cost as much as $250 per year for dial-up Internet access. Telecommunications costs associated with providing dial-up Internet access have declined in recent years with the emergence of wholesale providers that resell capacity to Internet service providers. These providers have built and continue to build networks on a large scale and are able to spread the cost of their networks over multiple Internet service providers. We believe that while users are generally focused on speed and reliability as they evaluate Internet access services, they are also increasingly focusing on cost, particularly as their other computing costs decline and since the rest of their on-line experience is generally free. While NetZero was the first company to offer free, unlimited Internet access on a nationwide basis, a number of a companies have recently begun offering either free Internet access or Internet access that is priced significantly lower than the $250 per year charged by some of the larger providers. Jupiter Communications estimates that 13% of all Internet users will use a free service to access the Internet by 2003. However, several of the companies who offered free Internet access have not succeeded due to their failure to generate sufficient revenues to cover the cost of their service.

THE NETZERO STRATEGY

    Our objective is to redefine the Internet access model by creating a service funded by advertising, marketing and commerce arrangements, not by Internet access fees. The key elements of our strategy are:

    CREATE NEW PRODUCTS AND PURSUE DIVERSE REVENUE SOURCES. Our service enables us to pursue revenues from diverse sources. We receive revenues from media placement, referrals to third parties, direct marketing and electronic commerce. During fiscal 2000 we added a variety of new products and services that enabled us to expand our sources of revenues including My Z Start, NZTV and ClubZero. Our goal is to continue to increase our product and service offerings to consumers and advertisers. This may include expanding our offerings to include wireless and broadband services.

    IMPROVE USER EXPERIENCE. We will continue our efforts to improve the experience of users and maximize their retention by enhancing the technical capabilities and ease of use of our service, making our users' on-line experience more relevant and personal, providing additional user support options and adding new services.

    INCREASE USER BASE. We intend to continue to increase our user base. Aggregating a large audience should provide economies of scale, increase our attractiveness to advertisers and enhance our ability to enter into strategic marketing arrangements. Initially, we did no advertising and our user base grew almost exclusively through word-of-mouth referrals by existing users. In fiscal 2000 we expanded our audience through more aggressive user-acquisition programs, including television, radio and print advertising, distribution of compact discs to install our service, bundling and retail distribution relationships and co-branding our service with selected partners. In addition, we have expanded our service into Canada and intend to assess the possibility of additional international expansion.

    BUILD A PREMIUM BRAND. We believe that establishing brand awareness is critical to attracting and retaining users and advertisers and intend to make brand building prominent in our marketing efforts. Our strategy is to promote the perception of the NetZero brand among users as a premier provider of Internet services and among advertisers as the most effective means of targeting potential customers. To achieve this objective, we plan to advertise the NetZero brand on-line and through traditional media, including television, radio and print advertising. We plan to support the quality brand image conveyed through our marketing campaign by establishing relationships with leading on-line and off-line consumer brands as advertisers and partners.

    MINIMIZE NETWORK COSTS. Network costs associated with providing our service are a major component of our cost structure. Our strategy of purchasing telecommunications capacity from third-party wholesale providers, rather than building and managing our own network, has enabled us to rapidly expand the geographic scope of our service and accommodate user growth. Although we may at some point consider investing in various forms of networking infrastructure, particularly in cases where a given type of access would otherwise be difficult or prohibitively costly to obtain, we currently intend to continue using wholesale providers and to negotiate volume discounts as our purchasing power increases. We believe this will enable us to reduce incremental costs, continue to expand our service coverage and ensure reliable service through multiple wholesale providers.

    ENGAGE IN ACQUISITIONS AND STRATEGIC ALLIANCES. We intend to review acquisitions and strategic alliances to enhance our products, services and technologies; to develop advertising or product relationships with major advertisers and commerce partners; and to increase our user base. Examples of transactions we have entered into to achieve certain of these objectives include the following:

    - In December 1999, we acquired AimTV, Inc. in a stock-for-stock transaction. AimTV developed a patent-pending technology designed to enable advertisers to run full-motion broadcast-quality commercials over dial-up Internet connections without the use of streaming technologies. We successfully integrated AimTV's technology into NetZero's service through the launch of NZTV.

    - In January 2000, we signed a four-year strategic alliance with General Motors Corporation. This alliance includes many of the advertising and targeting products NetZero offers. The base agreement could represent $68 million in revenue to NetZero over the contract term, subject to the fulfillment of certain criteria. The agreement also gives General Motors the option to purchase up to $35 million in additional services from NetZero, bringing the total potential revenue to $103 million.

    - In April 2000, QUALCOMM Incorporated, a pioneer and world leader in Code Division Multiple Access (CDMA) digital wireless technology purchased an equity stake in our company for approximately $144 million in cash. We now distribute QUALCOMM's award-winning Eudora e-mail management software to our users. We are also exploring opportunities to drive wireless Internet adoption by combining QUALCOMM's core wireless and Internet competencies with NetZero's technologies and numerous revenue streams.

    - In August 2000, we acquired Simpli.com, Inc., a company with technology designed to allow a higher level of understanding of user interests and preferences by analyzing keywords, click-through data and consumer choices. By processing this data, the technology is intended to enable highly targeted advertising and commerce offerings specific to a particular user's interests.

    - In September 2000, we acquired RocketCash Corporation, an on-line gateway that enables consumers, particularly the rapidly growing teen market, to shop and buy securely on the Internet without a credit card. RocketCash's technology enables consumers to aggregate various forms of currencies, including on-line incentive dollars, off-line promotional points, gift certificates, money orders, personal checks and U.S. dollars into one spending account.

SOURCES OF REVENUE

    We generate revenues through media fees, direct marketing agreements, referring our users to partners' Web sites, enabling customer registrations for partners and facilitating electronic commerce transactions. We also intend to generate revenues through sales of, and licensing fees for, access to data generated by our service. We implement these revenue arrangements through a number of products and services, including the following:

    THE ZEROPORT. A primary element of our service is that we display The ZeroPort on users' screens throughout their Internet access sessions. The ZeroPort is a small window displayed on our users' computer screens while they are on-line that is always visible regardless of where they navigate. Users can dock The ZeroPort at the top or bottom of their screen but they cannot close it. We generate revenues through The ZeroPort by displaying and/or users clicking on banner advertisements which can be targeted based on users' profiles and on-line behavior; buttons, icons and drop-down menus which are linked to advertisers' and sponsors' Web sites or functionality offerings, including search; a ticker which, when enabled by the user, delivers information through The ZeroPort which is linked directly to sponsors' Web sites; and displaying a sponsor's media message with no resulting link to a Web site. The ZeroPort also provides links to other NetZero products from which we derive revenues, including the My Z Start home page and users' e-mail clients.

    MY Z START. Another element of the NetZero service is that we designate the first Web site viewed by users during an Internet access session. This page for the vast majority of our users is My Z Start, a Web site designed by NetZero that displays sponsored links to a variety of information, services and products, including search, news, sports, music, weather, stocks and shopping. We generate revenues from displaying the My Z Start page and by users clicking on links and being referred to sponsors' Web sites. My Z Start also includes links to other NetZero products from which we derive revenues, including ClubZero. While My Z Start serves primarily as a start page for users accessing the Internet through the NetZero service, it is accessible through any Internet access service. We derived approximately 28% of our revenue in fiscal 2000 from our start page agreement with LookSmart which expires in February 2001. There is no assurance that the agreement will be renewed on comparable terms, if at all. The failure to replace this agreement with a comparable arrangement would adversely impact our business and results of operations.

    NZTV. While making the initial dial-up connection to access the Internet, certain NetZero users are displayed video and other forms of animated advertisements in a small window on their computer screens which we have named NZTV. Users can click on the NZTV advertisement during the connection process and be referred to advertisers' Web sites once the Internet session has begun. We generate revenues from displaying NZTV advertisements to our users.

    LAZERMAIL. All of our registered users are given a NetZero e-mail address as part of our Internet access service. Also, when registering for our service, certain users provide NetZero with their pre-existing e-mail address. During the registration process for our service, users can designate certain subjects for which they have a particular interest, such as sports, health, news and finance. Users can elect to receive e-mail messages regarding promotions or targeted information on these subjects. We generate revenues by delivering e-mail messages on behalf of advertisers targeted to each subject of interest, a product we have named LazerMail. The advertising messages are delivered to users who have elected to receive such information, regardless of whether the e-mail is delivered to a NetZero e-mail address or alternate address provided. Such messages contain links that refer users to advertisers' Web sites.

    CLUBZERO. In an effort to assist our users in registering for selected NetZero partners' services, we have created ClubZero which, upon direction from the user, automatically fills out partner registration forms with user data provided in the NetZero registration process. ClubZero also enables users to store passwords for access to these partners' services, such that the user can log in to ClubZero with their NetZero password and automatically have secure access to these services. ClubZero displays links to partners' sites within categories including auctions, autos, communication, finance and shopping. We derive revenues by our users registering or using these partner services, and from click-throughs generated by our users.

    CYBERTARGET. A fundamental component of our zCast technology is NetZero's ability to capture detailed data regarding our users' on-line behavior, including Web sites visited, advertisements clicked on, and other activities. We believe that this data, especially when combined with the demographic data we receive when users register for the NetZero service, will serve as a powerful and valuable tool for NetZero's partners to improve the effectiveness of their on-line service offerings. Through a division of the company named CyberTarget, we intend to generate revenues through the sale, licensing and analysis of this data to third parties who specialize in data analysis and to other parties, regardless of the extent to which, if any, they advertise with NetZero. We also intend to expand our advertiser relationships and improve pricing of our advertising offerings by including customized data reports with selected purchases of our core products and services. CyberTarget's services are performed within the guidelines of NetZero's privacy policy which dictates that no personal identifying information may be shared with third parties without the express consent of the NetZero user.

    ROCKETCASH. We completed the acquisition of RocketCash in September 2000. RocketCash provides users a secure on-line purchasing gateway which enables them to combine a variety of currencies including on-line and off-line coupons, rewards points, money orders, checks and debit and credit cards into a single, convenient account. Through a growing network that exceeds 100 merchants, users can make on-line purchases with the RocketCash gateway automatically filling out merchant purchase forms and debiting their RocketCash account. While RocketCash enables consumers without credit cards to conduct on-line purchases, it also shields credit card holders from the security risks associated with sharing their card information with third parties on-line. The primary benefit to merchants includes expanding their customer base to include non-credit card holders and security conscious consumers without needing to customize their Web sites or transaction processes. RocketCash is marketed and made available to all Internet users, regardless of their Internet access service and we intend to enable all of NetZero's users with its functionality. We generate revenues by receiving a percentage of transaction amounts for each purchase made through the RocketCash gateway. As we only recently acquired this business and due to its limited operating history, there is no assurance that it will result in significant revenues.

    ZEROOUT. When users initiate the process to exit their Internet access session, we have the ability to display an advertising message, which we have branded ZeroOut, in conjunction with their log-off menu. ZeroOut, which may be targeted based on profile data, provides users the option to continue their sessions by first visiting the advertiser's Web site. As such, the advertising message provides a link to the site being promoted. We receive revenues by displaying ZeroOut advertising messages and by users clicking on such messages.

SALES

    While historically we have relied in part on third party sales efforts, we intend to sell and market our products and services primarily through our own direct sales force. Our sales department is comprised of sales management, account executives, telemarketers, sales planning and traffic management. At June 30, 2000 we had 48 in-house sales staff and we plan to increase this number significantly in fiscal 2001. Our recent expansion has included the opening of new sales offices in Dallas, Seattle, Atlanta and Miami, complementing the company's existing sales offices in New York, Boston, Washington, D.C., Chicago, San Francisco and Los Angeles.

USER ACQUISITION

    Our user acquisition efforts involve a variety of activities. First, we engage in a brand-building marketing effort that includes television, radio and print media advertising. For example, we are a major half-time sponsor of all NBA on NBC National Basketball Association telecasts, which is branded "NETZERO @ THE HALF". "NETZERO @ THE HALF" is a multi-year deal with NBC Sports beginning with the 1999-2000 basketball season. In addition, we engage in widespread direct mailing and distribution of compact discs containing our software. We have also established download links on numerous Web sites from which a potential user can download our software. We have undertaken a significant co-branding initiative where we co-sponsor the distribution of compact discs to the sponsors' user base. The service provided through such discs contains branding of both NetZero and the sponsor. For example, we completed co-branding initiatives with Global Sports, Aetna U.S. Healthcare and KIIS-FM. We also may engage in acquisitions of third parties to increase our users or provide payments to third parties to refer their users to us.

    As part of our strategy to expand our services internationally, we recently launched our free Internet service offering in Canada. Working with Canadian business partners, we have begun to build a service rich in Canadian content, dedicated to serving the unique needs of Canadian Internet users.

USER SUPPORT

    Our user support service strategy is to build programs designed to increase user satisfaction and retention. Our user support service is a combination of internal personnel and selective outsourcing of certain aspects of our user service to vendors that provide us with greater efficiency and scalability for future growth.

    We provide on-line and off-line "self-help" services that provide a variety of support options to our users, including our SPEEDY Assistant off-line software which is loaded onto the user's computer when the service is initially installed from the compact disc and can also be downloaded from our Web site. This off-line tool assists users in loading and operating our software, provides answers to common questions and helps users set up their e-mail account through step-by-step instructions. We also provide comprehensive help, tutorials, advisories, answers to frequently asked questions and tips via our Web site and automated e-mail response system. In addition, we provide traditional e-mail support with a one day turnaround, and provide free telephone support to our users 24 hours a day, seven days a week, with 90% of callers waiting three minutes or less. For those that prefer not to wait at all, we offer a fee-based support option with toll-free telephone access and no wait time on a per-incident basis. Our user support service organization continually monitors different quantitative measurements such as average wait time, first call resolution rate and abandon rate. All user contacts are logged and categorized to enable us to quickly recognize and act on trends. An internal quality assurance team monitors the work of both telephone and e-mail agents and provides feedback to our agents to improve their skills, increase their productivity, and guarantee consistency throughout the user support group.

TECHNOLOGY

    We have developed or acquired a variety of technologies designed to enhance the functionality of our service for the user and to provide a platform for the creation of products and services tailored to the needs of advertisers and commerce partners. The foundation of our service is a proprietary software system called zCast that enables us to track our users' navigational activities and to deliver highly targeted advertising. The zCast client is a JAVA application that runs on a user's personal computer and that currently operates on the Windows 95, Windows 98 and Windows NT 4.x operating systems. zCast has the following major components:

    THE ZCAST CLIENT SOFTWARE. The zCast Client application is the software product that includes The ZeroPort, which is installed on users' personal computers and is constantly visible while a connection to NetZero's service is maintained. The zCast Client performs multiple tasks, including:

    - establishing a connection to the NetZero service;

    - capturing demographic information;

    - authenticating a user via a user ID and password;

    - tracking Web sites visited;

    - managing the display of advertising banners;

    - targeting advertising based on Web sites visited and on keyword search;

    - logging the number of times an ad was shown and the number of times an ad was clicked on;

    - monitoring the quality of the on-line session including dial-up and network errors;

    - providing a mechanism for customer feedback.

    THE ZCAST SERVER NETWORK. Powered by JAVA, the zCast server network is a group of software applications running on multiple servers that manage and collect important data relating to each user's on-line session. The system is designed to be scalable to handle large amounts of data. The servers consist of application server software which interacts with The ZeroPort to send and receive information such as authentication, playlists of advertisements and impression and click counts; database servers which store session information, user information and ad display and click counts; and ad servers which manage the ad inventory and determine which ads users will view during their on-line session. All of the above components run on Sun Microsystems servers. The system is designed for scalability and to handle large amounts of data and are connected to disk arrays which provides us with the ability to quickly scale and improve overall system performance.

    OTHER TECHNOLOGIES. Many of our technologies are designed to enhance user experience, to provide the ability to offer additional revenue streams or to increase operating efficiencies. For example, NZTV involves the display of full-motion video advertisements during the log-on process. The advertisement is downloaded to the user's computer while the user is on-line without adversely impacting the user's on-line experience. The advertisement is updated based on playlists. Another example is our Autodialer technology which is designed to automatically ensure the user accesses our network through a dial-in number which minimizes costs and enhances connectivity. Our ClubZero from-fill technology permits users to elect to complete partners' registration forms with information already provided to NetZero through the registration process. We intend to continue to develop and acquire additional technologies with the goal of enhancing the value of or service for both users and advertisers.

COMMUNICATIONS NETWORK

    To use our services, users initiate telephone connections between their personal computers and computer hardware in local or regional telecommunications facilities known as points of presence (also referred to as POPs). We contract for the use of points of presence around the country from various wholesale providers, including Genuity and Level3 Communications. These providers also carry our data between their points of presence and our central computers in Los Angeles, California. Through our network providers, we are able to offer local dial-up phone numbers in over 5,000 cities across the United States and Canada. Thus, our users typically bear no expenses for communication beyond the cost, if any, of an ordinary local or regional phone call. Our service provides full point-to-point protocol access to the Internet, and supports the v.90 standard for 56 kbps connections and Integrated Services Digital Network, or ISDN, in certain areas. We continuously monitor network service levels around the country and work with our partners to help maintain high levels of network availability and throughput for our users.

    Our agreements with wholesale telecommunications providers are generally structured in one of two ways. We have usage agreements under which we are charged for the aggregate number of hours that our users are connected to a provider's network. We also have capacity agreements under which we are charged for a fixed amount of wholesaler's telecommunications capacity in specific locations whether or not the capacity is fully utilized. Our contract with Genuity is a usage agreement that expires in August 2002 and includes a minimum purchase commitment which extends throughout the term of the agreement. Our contract with Level3 Communications is a capacity agreement under which we have committed to minimum telecommunications capacity through 2002.

    Our zCast servers reside at two facilities, one provided by Level3 Communications in Los Angeles, California and the other by AboveNet Communications in San Jose, California. Our data center, located in our corporate offices in Westlake Village, California, houses our e-mail servers and our data warehouse that is equipped with battery and generator power backup systems to prevent outages from interruption of utility power to the building.

COMPETITION

    COMPETITION FOR USERS

    Competition for Internet users continues to intensify. We believe that the primary competitive factors determining success in the market for Internet users include a reputation for reliability of service, effective customer support, pricing, easy-to-use software, geographic coverage and scope of services. Other important factors include the timing and introduction of new products and services and industry as well as general economic trends. While we believe that we compete favorably with respect to these factors, numerous of our competitors may have an advantage over us with respect to specific factors. We currently compete with established on-line service and content providers, such as America Online and The Microsoft Network; independent national Internet service providers such as EarthLink and Prodigy; providers of branded free Internet services such as Juno Online Services, Inc. and FreeiNetworks; providers of free Internet access services such as Spinway and 1stUp.com who offer their services through third parties, such as Alta Vista and BlueLight.com, as well as retailers, on a private label or co-branded basis; numerous regional and local commercial Internet service providers, and portals and search engines such as Yahoo!, Lycos and Excite, some of whom offer free Internet access in conjunction with third parties. Some of these providers offer significantly greater customer support and scope of services than we currently offer. We also compete against other companies that offer free Internet access services or free products, such as personal computers, bundled with, or as promotions for, access services. We also compete with, and expect increased competition from, telecommunications service providers, such as AT&T, GTE and Sprint. These companies generally have far greater resources, distribution channels and brand awareness as well as lower costs because, in certain cases, they control the telecommunications services we are required to purchase. This cost advantage, which could result in significant discounts to the user, could significantly increase competitive pressures on us. We also believe that new competitors, including large computer hardware and software, media, and telecommunications companies, will continue to enter the Internet access market and that our competition will increase as large diversified telecommunications and media companies acquire Internet service providers and as Internet service providers consolidate into larger, more competitive companies. Diversified competitors have also bundled other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. For example, Sprint and Earthlink are offering a service that bundles unlimited Internet access with long distance telephone service for a fixed fee.

    We also face competition from companies that provide broadband connections to users' homes, including local and long-distance telephone companies, cable television companies, electric utility companies, and wireless communications companies. These companies may use broadband technologies to include Internet access or business services such as hosting a user's individual web-site in their basic bundle of services or may offer Internet access or business services for little or no additional charge. Broadband technologies enable users to access the Internet at much faster speeds than the dial-up service we currently offer. While the market for such broadband technologies is still emerging, we believe it will continue to grow and pose an increasingly significant source of competition.

    COMPETITION FOR ADVERTISING CUSTOMERS. We believe that the primary competitive factors determining success in the market for advertising customers include

    - the size and demographic profile of a user base;

    - the ability to target users based on specific demographic criteria;

    - pricing; and

    - geographic coverage.

    While we believe that we compete favorably with respect to these factors, numerous of our competitors may have an advantage over us with respect to specific factors. We compete for revenues with major

Internet service providers, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, and various other companies that facilitate Internet advertising. Many of these companies have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical, sales and marketing resources than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in advertiser requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising and sponsorship customers. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets.

GOVERNMENTAL REGULATION

    OVERVIEW. The law relating to our business and operations is evolving and is still in flux. In addition, a number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental entities may lead to the repeal, modification, or introduction of laws or regulations which do or could affect our business, including but not limited to regulatory fees, on-line content, user privacy, taxation, parental consent for access by minors, access charges and regulatory fees, liability for third-party activities, bulk e-mail or "spam", encryption standards, on-line sales of goods and services, domain name registration and use, copyright infringement, and other intellectual property issues, and distribution of compensation between or among telecommunications carriers.

    REGULATION OF CONTENT AND ACCESS. A variety of restrictions on content and access, primarily as they relate to children, have been enacted or proposed. The Children's Online Protection Act of 1998 prohibits and imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring, by means of the World Wide Web, material that is harmful to minors, unless access to this material is blocked to persons under 17 years of age. In addition, the Telecommunications Act of 1996 enacted by Congress imposes fines on any entity that knowingly permits any telecommunications facility under such entity's control to be used to make obscene or indecent material available to minors via an interactive computer service. Numerous states have adopted or are currently considering similar types of legislation. In addition, laws have been proposed which would require Internet service providers to supply, at cost, filtering technologies to limit or block the ability of minors to access unsuitable materials on the Internet. Because of these content restrictions and potential liability to us for materials carried on or disseminated through our systems, we may be required to implement measures to reduce our exposure to liability.

    USER PRIVACY ISSUES. Internet user privacy has become an issue both in the United States and abroad. Some commentators, privacy advocates and government bodies have recommended or taken actions to limit the use of personal profiles or other personal information by those collecting such information, particularly as it relates to children. For example, the Children's Online Privacy Protection Act of 1998 requires, among other things, that on-line operators obtain verifiable parental consent for the collection, use, or disclosure of personal information from children.

    INTERNET TAXATION. The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the on-line sale of goods and services and other Internet activities. Recently, the Internet Tax Information Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of Internet commerce and as a result could make it cost-prohibitive to operate our business.

    TELECOMMUNICATIONS REGULATION. Neither the Federal Communications Commission nor any other governmental agency directly regulates Internet service providers like us, other than through regulations generally applicable to businesses. In a report to Congress adopted on April 10, 1998, the FCC reaffirmed that Internet service providers should be classified as unregulated "information service providers", rather than regulated "telecommunications providers" under the terms of the Telecommunications Act of 1996. This finding is important because it means that regulations that apply to telephone companies and other common carriers do not apply to us. We also are not required to contribute a percentage of our gross revenues to support "universal service" subsidies for local telephone services and other public policy objectives, such as enhanced communications systems for schools, libraries, and some health care providers. The FCC action is also likely to discourage states from regulating Internet service providers as telecommunications carriers or imposing similar subsidy obligations.

    Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. For example, in the same report to Congress, the FCC stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as a "telecommunications" service even though Internet access itself would not be regulated.

    We could also be affected by any change in the ability of our users to reach our network through a dial-up telephone call without any additional charges. The FCC has ruled that connections linking end users to their Internet service providers are jurisdictionally interstate rather than local, but the FCC did not subject such calling to the access charges that apply to traditional telecommunications companies. Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. We could be adversely affected by any regulatory change that would result in the application of access charges to Internet service providers because this would substantially increase the cost of using the Internet. In addition, certain of the telecommunications service providers from whom we purchase telecommunications services are currently entitled to receive payments known as "reciprocal compensation" from local exchange carriers with respect to their provision of Internet access services. Legislation has been proposed that would eliminate reciprocal compensation in conjunction with Internet access, a change which would increase costs to some, if not many, of our providers. If such legislation were to pass, providers might increase the cost of their services to us. Since the largest component of our operating costs is comprised of payments to those telecommunications providers, any increase in such costs would have a material adverse effect on our gross margins.

    State public utility commissions generally have declined to regulate enhanced or information services. Some states, however, have continued to regulate particular aspects of enhanced services in limited circumstances, such as where they are provided by incumbent local exchange carriers that operate telecommunications networks. Moreover, the public service commissions of some states continue to review potential regulation of these services. We cannot assure you that state regulatory authorities will not seek to regulate aspects of these activities as telecommunications services.

    THE WORKFORCE INVESTMENT ACT OF 1998. Section 508 of the Workforce Investment Act of 1998 requires that all web-sites operated by a federal agency, as well as those operated by anyone doing business with the Federal government, modify their web-sites to make them accessible to those who are handicapped. There are proposals to extend this Act to all web-sites, which could increase our costs and make our service less attractive to the non-handicapped.

INTELLECTUAL PROPERTY

    Our success and ability to compete are substantially dependent on our technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark law. We have filed numerous patent applications relating to a variety of NetZero's business methods and technologies.

    We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use NetZero's solutions or technologies. We cannot be certain that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where the laws or law enforcement may not protect our proprietary rights as fully as in the United States. We have licensed, and may license in the future, elements of our trademarks, trade dress and similar proprietary right to third parties. While we attempt to ensure that the quality of our brand is maintained by such business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or reputation.

    Our zCast technology collects and utilizes data derived from our user activity. This data is used for ad targeting and measuring ad performance. Although we believe that we have the right to use this data, there can be no assurance that third parties will not assert claims against us for using this information. In addition, others may claim rights to the same information. We cannot be certain that any of our proprietary rights will be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving. In particular, there can be no assurance that any of our patent, copyright or trademark applications, now pending or to be filed in the future, will be approved. Even if they are approved, such patents, trademarks or copyrights may be successfully challenged by others or invalidated. We could spend significant funds procuring and attempting to enforce our proprietary rights, and there can be no assurance that such rights will be upheld or will provide us with any significant advantages. If our trademark registrations are not approved because third parties own such trademarks, our use of the trademarks will be restricted unless we enter into arrangements with such third parties. These arrangements may not be available on commercially reasonable terms.

    Furthermore, third parties may assert infringement claims against us. From time to time we have been subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties by us or our users. Any such claims could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we were to win any such litigation, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation may also result in limitations on our ability to use such trademarks, patents and other intellectual property unless we enter into arrangement with such third parties, which may be unavailable on commercially reasonable terms.

    We currently license from Oracle the software we use to run our accounting, billing, finance, and data storage functions. The license agreement requires us to pay annual support and license fees to Oracle. The agreement terminates in April 2004. We also license from NetGravity the software we use to deliver advertisements on The ZeroPort. The agreement requires that we pay NetGravity an upfront license fee and ongoing consulting and support fees.

PRIVACY POLICY

    We believe that issues relating to the privacy of Internet users and the use of personal information about these users are critically important as the Internet and its commercial use grow. We have adopted and disclosed to our users a detailed policy outlining the permissible uses of information about users and the extent to which such information may be shared with others. Our users must acknowledge and agree to this policy when registering to use our service. We do not sell or license to third parties any personally identifiable information about users unless they specifically authorize us to do so. However, we do use information about users to improve the effectiveness of advertising by our advertising customers. We are a member of the TRUSTe program, an independent non-profit organization that audits the privacy statements of web-sites and their adherence to those privacy statements.

EMPLOYEES

    As of June 30, 2000 and 1999, we employed 283 and 116 people, respectively. None of our employees are subject to any collective bargaining agreement and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

FACILITIES

    Our corporate headquarters are located in two facilities in Westlake Village, California. The facilities are 49,000 and 19,000 square feet and the leases expire in May 2009 and December 2006, respectively. We also have leased space for our sales and marketing efforts in San Francisco, Chicago, Boston, Washington, D.C. and New York. We are continually evaluating our facilities requirements.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the quarter ended June 30, 2000.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock has been quoted on the Nasdaq Stock Market under the symbol NZRO since the day following our IPO on September 23, 1999.

    The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock:

                                                              HIGH       LOW
                                                            --------   --------
Fiscal Year Ended June 30, 2000
  First Quarter (from September 24, 1999).................  $29.125    $25.313
  Second Quarter..........................................  $33.938    $19.000
  Third Quarter...........................................  $35.563    $15.000
  Fourth Quarter..........................................  $16.063    $ 5.219

    On September 21, 2000, the last reported sales price of the common stock was $3.00 and there were 584 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

    In April 2000, we completed a private placement of our common stock pursuant to which we raised approximately $144 million through the issuance and sale of approximately 11,500,000 shares of our common stock to QUALCOMM Incorporated. Following the completion of this transaction, QUALCOMM owned 9.9% of our company. The offer and sale of those shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D.

    In May 2000, we issued approximately 40,000 shares of our common stock to interQ, Inc. as consideration for the license of certain patents. The offer and sale of those shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D.

    In August 2000, we acquired Simpli.com and issued approximately
2,500,000 shares in connection therewith and in September, we acquired RocketCash and issued approximately 5,600,000 in connection therewith. The offer and sale of the shares in both transactions were exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10) thereof.

USE OF PROCEEDS

    On September 29, 1999 we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-80543) that was declared effective by the Securities and Exchange Commission on September 23, 1999. There has been no material change with respect to our use of proceeds from our initial public offering to the information discussed in our Quarterly Report on Form 10-Q for the nine months ended March 31, 2000

DIVIDEND POLICY

    We have not declared any cash dividends on our capital stock since inception and do not anticipate the payment of a cash dividend in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                      PERIOD FROM
                                                          YEAR ENDED JUNE 30,        JULY 21, 1997
                                                        ------------------------      (INCEPTION)
                                                           2000          1999      TO JUNE 30, 1998
                                                        -----------   ----------   -----------------
                                                                       (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenues..........................................  $    55,506   $    4,634      $       --
Cost of revenues......................................       63,515       12,426              --
                                                        -----------   ----------      ----------
Gross loss............................................       (8,009)      (7,792)             --

Operating expenses:
  Sales and marketing.................................       49,376        1,651              --
  Product development.................................        9,721        1,018              --
  General and administrative..........................       19,122        3,718              25
  Stock-based charges.................................        6,346        1,236              --
  Amortization of intangible assets...................        5,525           --              --
                                                        -----------   ----------      ----------
Total operating expenses..............................       90,090        7,623              25
                                                        -----------   ----------      ----------
Loss from operations..................................      (98,099)     (15,415)            (25)
                                                        -----------   ----------      ----------
Interest and other income, net........................        6,813          115              --
                                                        -----------   ----------      ----------
Net loss..............................................  $   (91,286)  $  (15,300)     $      (25)
                                                        ===========   ==========      ==========

Basic and diluted net loss per share..................  $     (1.23)  $    (1.42)     $       --
                                                        -----------   ----------      ----------
Weighted average number of shares used to calculated
  to calculate basic and diluted net loss per share...   74,123,000   10,792,000      15,000,000
                                                        ===========   ==========      ==========

                                                                         JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...........  $237,865   $24,035      $  1
Working capital.............................................   234,590    16,097       (23)
Total assets................................................   325,958    47,501         1
Capital leases and notes payable, less current portion......    10,278     3,527        --
Redeemable convertible preferred stock......................        --     2,140        --
Stockholders' equity (deficit)..............................   285,734    30,954       (23)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis in conjunction with the financial Statements and related Notes thereto contained elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K and our annual report to shareholders contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-K discusses some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

    We are a leading provider of advertising- and commerce-supported Internet access offering a broad range of interactive marketing, research and measurement solutions. We offer consumers reliable free access to the Internet, free e-mail and customizable navigation tools that provide "speed dial" to key sites on the Internet. Through June 30, 2000 approximately 5 million users registered for our free Internet access services, of which approximately 2 million used our service in the month of June 2000. Our service is available in more than 5,000 cities across North America. We offer advertisers targeting capabilities through numerous on-line advertising channels. We offer advertisers and commerce partners a variety of additional services to build their brands and market their products, including referring our users to partners' web-sites, enabling customer registrations and facilitating electronic commerce transactions. Our CyberTarget division offers marketers and advertisers mass-scale, on-line market research and measurement services. Our RocketCash subsidiary, acquired in September 2000, provides users with a secure online gateway to make purchases without a credit card.

    We incorporated in July 1997 and launched our Internet access service in October 1998. For the period from inception until October 1998, we had no revenues and our operating activities related primarily to the development of our proprietary zCast software. In fiscal 1999 and 2000 our revenues grew to $4.6 million and $55.5 million, respectively.

    In December 1999, we acquired AimTV which has developed a patent-pending technology to run broadcast quality commercials over narrowband Internet connections resulting in the launch of NZTV in May 2000. The acquisition of AimTV was accounted for under the purchase method of accounting. In
August 2000, we completed the acquisition of Simpli.com which, when integrated into the NetZero service, will provide users with a more personalized search capability. In September 2000, we finalized the acquisition of RocketCash that will enable all of our users, particularly the rapidly growing teen market, to shop online without the use of a credit card. The Simpli.com and RocketCash acquisitions will be accounted for using the purchase method of accounting.

REVENUES

    We generate revenues through media fees, direct marketing agreements, referring our users to partners' web-sites, enabling customer registrations for partners and facilitating electronic commerce transactions. We also intend to generate revenues through our CyberTarget division by offering marketers, advertisers and market research companies mass-scale, online market research and measurement services using our unique zCast technology. We have only recently begun offering several of our products and services, including CyberTarget, and there is no assurance as to when, or if, these products or services will make a significant contribution to our revenue.

    We anticipate that we will receive higher advertising rates for targeted advertisements and sponsorships than for non-targeted banner advertisements. However, we have limited experience in selling and managing these types of arrangements and there can be no assurance that we will successfully sell all of the various advertising services we offer or intend to offer or that such arrangements will generate significant revenues or higher advertising rates. To date, we have sold targeted advertising based upon web-sites visited, key word searches, and users' demographic and geographic information. In addition, the growth in the user base has resulted, and may result in the future, in situations where advertising inventory capacity has increased faster than the ability to sell such inventory at desired rates. We have in the past relied on third parties to sell a portion of our banner advertisements, but intend to rely primarily on our in-house sales force in the future. The failure of the efforts of the in-house sales force to sell increased inventory at reasonable rates may materially and adversely affect operating results. In addition, success with performance-based fee arrangements may depend on our ability to effectively target users. We are still in the early stages of that process and may encounter technical and other limitations on our ability to successfully target users, including limitations associated with privacy concerns. In addition, while we believe that the growth in the user base will enhance the value of our services to our advertising customers, there can be no assurance that we will adequately perform under these arrangements or that we will be able to replace such arrangements on comparable terms, if at all. The failure to generate significant relationships with advertisers or the failure to replace significant contracts when they expire could adversely affect our revenues and results of operations.

    Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations on our part remain and collection of the related receivable is probable. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. The guaranteed minimum number of impressions are generally required to be delivered over the term of the commitment. Revenues from performance-based arrangements, including click-throughs, are recognized as the related performance criteria are met. Referral revenues are recognized in the periods in which the referrals are made to advertisers' or sponsors' web-sites, provided that no significant obligations on our part remain and collection of the related receivable is probable.

    Our advertising revenues are subject to the effects of seasonality. Advertisers typically purchase impressions on a forward basis. If purchasing patterns or timing of purchasing by advertisers were to change, operations could be materially affected.

    Advertising on the Internet, particularly the products and services we offer, is a relatively new industry, and there is no assurance that the products and services we offer now or in the future will meet with commercial acceptance. In addition, competition for Internet-based advertising revenues is intense and the amount of available advertising inventory on the Internet is increasing at a significant rate. These factors are causing Internet advertising rates to decline, and it is possible that rates will continue to decline in the future. Many of the purchasers of Internet advertising have been companies with Internet-based business models. Certain of these companies have come under financial pressure and have not been able to access the capital markets to fund their operations. This trend has impacted our ability to generate revenues and could continue to do so in the future. This trend could also result in increased reserves for doubtful accounts. Due to market forces and other factors, our revenues and results of operations may fluctuate from period to period.

    We do not currently anticipate that inflation will have a material impact on our results of operations.

COST OF REVENUES

    Cost of revenues consists of telecommunications costs, depreciation of network equipment, occupancy costs and personnel and related expenses of our network department. We have expended significant funds on building out our network infrastructure. While we may expend significant additional funds on capital expenditures in the future, such expenditures may be dependent upon our expectation of user growth and usage patterns, as well as needs associated with acquired businesses and new products. Telecommunications costs for network access are expensed as incurred. Our failure to accurately forecast users' needs could result in significant overcapacity, which would adversely impact our results of operations. Conversely, under-forecasting usage could adversely impact the ability of users to receive adequate service and adversely impact our reputation and our ability to maintain or increase our subscriber base. We have limited history in forecasting our user requirements, and there can be no assurance that we will be able to accurately forecast such requirements in the future.

SALES AND MARKETING

    Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party advertising sales agents and sales support functions. We have expended, and intend to continue to expend, significant amounts on sales and marketing including a national branding campaign comprised of television, radio and print advertising, sponsorships and a variety of other promotions. Due to the timing of these promotions, amounts expended may vary significantly from period to period. Marketing costs associated with increasing brand awareness and user base are expensed in the period incurred.

PRODUCT DEVELOPMENT

    Product development costs include expenses for the development of new or improved technologies and products, including salaries and related expenses for the software engineering department, as well as costs for contracted services, facilities and equipment. We believe that a significant level of product development is necessary for the business and intend to increase, as necessary, the amount of spending to fund this activity.

GENERAL AND ADMINISTRATIVE

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

STOCK-BASED CHARGES

    In connection with the grant of stock options to employees and the imposition of restrictions on shares of stock held by certain founders during the fiscal years ended June 30, 2000 and 1999, we have recorded deferred stock-based charges of approximately $11.7 million. This deferred compensation represents the difference between the deemed fair value of common stock for accounting purposes and the exercise price of these options or shares at the date of grant. We are amortizing this amount over the vesting periods of the applicable options or shares, generally four years.

    In December 1999, we entered into a CD distribution agreement under which we issued an immediately exercisable, fully vested and non-forfeitable warrant to purchase 575,000 shares of our common stock at $28.71 per share. We determined that the fair value of the warrant approximated $8.6 million at the date of issuance which is being amortized to stock-based charges over the four year term of the agreement.

    Deferred stock-based charges are presented as a reduction of stockholders' equity.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to net revenues:

                                                                         PERIOD ENDED JUNE 30,
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
Net revenues................................................         100%          100%          --
Cost of revenues............................................         114           268           --
                                                                    ----          ----          ---
Gross loss..................................................         (14)         (168)          --

Operating expenses:
  Sales and marketing.......................................          89            36           --
  Product development.......................................          18            22           --
  General and administrative................................          34            80           --
  Stock-based charges.......................................          11            27           --
  Amortization of intangible assets.........................          10            --           --
                                                                    ----          ----          ---
Total operating expenses....................................         162           165           --
                                                                    ----          ----          ---
Loss from operations........................................        (176)         (333)          --
Interest and other income, net..............................          12             3           --
                                                                    ----          ----          ---
Net loss....................................................        (164)%        (330)%         --
                                                                    ====          ====          ===

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1999

    We launched our service in October 1998 which impacted our revenues, cost of revenues and operating expenses in fiscal 1999 when compared to fiscal 2000. Accordingly, comparisons of operating results between fiscal 2000 and prior fiscal years reflect not only the continued growth in our operations and overall infrastructure, but also the fact that operating activities were limited prior to the October 1998 launch of our service.

    REVENUES. Revenues for the year ended June 30, 2000 were $55.5 million, which represented an increase of $50.9 million, or 1,098%, from $4.6 million for the year ended June 30, 1999. The increase was primarily attributable to increased revenue from sales of targeted and non-targeted banner advertisements primarily through our in-house sales force and third parties, growth in the amount of start page revenue from our agreement with LookSmart as a result of the increased number of users, and increased sponsorships on The ZeroPort. Approximately $15.7 million and $1.3 million, or 28% and 28%, of our total revenues for the years ended June 30, 2000 and 1999, respectively, were generated from our agreement with LookSmart. We do not anticipate that the rate of growth that we experienced in fiscal 2000 will continue and our revenues may fluctuate from quarter to quarter.

    COST OF REVENUES. Cost of revenues for the year ended June 30, 2000 was $63.5 million, which represented an increase of $51.1 million, or 411%, from $12.4 million for the year ended June 30, 1999. The increase was primarily attributable to increased telecommunications expense related to the growth in our user base and an increase in the costs of our network department and depreciation of our network equipment. During the year ended June 30, 2000, the Company's cost of telecommunications services purchased averaged less than $0.25 per user hour.

    SALES AND MARKETING.  Sales and marketing expenses for the year ended
June 30, 2000 were $49.4 million, which represented an increase of $47.7 million, or 2,891%, from $1.7 million for the year ended June 30, 1999. The increase was primarily due to increased levels of advertising and other marketing expenses associated with our initial major nationwide consumer branding campaign (including the start of our exclusive sponsorship of the half-time show of televised National Basketball Association games on NBC), and the increase in personnel costs related to the hiring of additional sales force and marketing personnel.

    PRODUCT DEVELOPMENT.  Product development expenses for the year ended
June 30, 2000 were $9.7 million, which represented an increase of $8.7 million, or 855%, from $1.0 million for the year ended June 30, 1999. The increase was primarily due to the hiring of additional software engineers and increases in professional and consulting expenses and equipment maintenance costs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended June 30, 2000 were $19.1 million, which represented an increase of $15.4 million, or 414%, from $3.7 million for the year ended June 30, 1999. The increase was primarily due to the hiring of additional administrative personnel, increased customer support services, an increase in the allowance for doubtful accounts, increased professional and consulting expenses and an increase in non-income taxes and licenses.

    STOCK-BASED CHARGES. Stock-based charges for the year ended June 30, 2000 were $6.3 million, which represented an increase of $5.1 million, or 413%, from $1.2 million for the year ended June 30, 1999. The increase was primarily due to the amortization of deferred stock-based compensation in connection with stock option grants and restricted founders' shares which are being amortized over the vesting period of the applicable options or shares and the amortization of warrants issued in connection with a four-year CD distribution agreement.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets amounted to $5.5 million for the year ended June 30, 2000 as a result of our acquisition of AimTV in December 1999. The intangible assets acquired are being amortized over a period of two to three years.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists primarily of interest expense on capital leases and notes payable. Net interest income for the year ended June 30, 2000 was $6.8 million, which represented an increase of $6.7 million from net interest income of $0.1 million for the year ended June 30, 1999. The increase was primarily due to income earned on cash balances from the proceeds of our initial public offering and the investment by QUALCOMM, partially offset by an increase in interest expense on capital leases and notes payable.

    INCOME TAXES. As a result of operating losses and the inability to recognize a benefit for our deferred tax assets, no income tax provision has been recorded for years ended June 30, 2000 or June 30, 1999.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO THE PERIOD FROM JULY 21, 1997 (INCEPTION) THROUGH JUNE 30, 1998

    We began business operations in October 1998, and as a result, operating results for the period from July 21, 1997 (inception) through June 30, 1998 included no revenues, no cost of revenues, and no expenses other than $25,000 of general and administrative expenses. Accordingly, the results for this period are not meaningful or material in comparison to the operating results for the year ended June 30, 1999.

    REVENUES. Revenues for the year ended June 30, 1999 were $4.6 million, compared to no revenue for the period from July 21, 1997 (inception) through June 30, 1998. The increase was primarily attributable to revenues generated from banner advertisements and revenues generated from our start page agreement with Looksmart, as well as increased sales of banner advertisements, primarily through a third party sales force. In particular, we generated approximately $1.3 million, or 28% of our total revenues for the year ended June 30, 1999, from our agreement with LookSmart, which we entered into in April 1999. We also generated approximately $1.2 million, or 26% of our total revenues for the year ended June 30, 1999, from banner advertisements sold through Adsmart.

    COST OF REVENUES. Cost of revenues for the year ended June 30, 1999 were $12.4 million, compared to no cost of revenues for the period from July 21, 1997 (inception) through June 30, 1998. The increase was primarily attributable to increased telecommunication expense related to the growth in our user base and depreciation related to our network costs.

    SALES AND MARKETING.  Sales and marketing expenses for the year ended
June 30, 1999 were $1.7 million, compared to no sales and marketing expenses for the period from July 21, 1997 (inception) through June 30, 1998. The increase was primarily due to the hiring of additional direct sales force personnel.

    PRODUCT DEVELOPMENT.  Product development expenses for the year ended
June 30, 1999 were $1.0 million, compared to no product development expense for the period from July 21, 1997 (inception) through June 30, 1998. The increase was primarily due to the hiring of additional software engineers.

    GENERAL AND ADMINISTRATIVE. General and administrative expense for the year ended June 30, 1999 increased to $3.7 million from $25,000 for the period from July 21, 1997 (inception) through June 30, 1998. The increase was primarily due to the hiring of additional management and administrative personnel and increased professional and consulting expense. The $25,000 of general and administrative expense for the period from July 21, 1997 through June 30, 1998 primarily represented employee salaries.

    STOCK-BASED CHARGES. Stock-based charges for the year ended June 30, 1999 was $1.2 million, compared to no stock-based charges for the period from July 21, 1997 (inception) through June 30, 1998. The increase was primarily due to stock option grants and restrictions placed on founders' shares.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income is comprised primarily of interest income earned on cash and cash equivalents. Interest expense is comprised primarily of interest expense on capital equipment leases. Interest income, net, for the year ended June 30, 1999, was $115,000, compared to no interest income or expense for the period from July 21, 1997 (inception) through June 30, 1998. The increase was primarily due to interest earned on the proceeds from the Series C and Series D preferred stock financings.

LIQUIDITY AND CAPITAL RESOURCES

    From inception of the business to September 1999 our operations were financed primarily through the private placement of approximately $47 million in equity securities. In September 1999, we completed an initial public offering of
11.5 million shares (including 1.5 million shares pursuant to the underwriters' over-allotment option) of our common stock at a price of $16 per share, resulting in proceeds of $169.3 million after deducting offering expenses, including underwriters' discounts and commissions. In April 2000, we completed a private placement of 11.5 million shares of our common stock to QUALCOMM, resulting in proceeds of approximately $144 million. At June 30, 2000 the Company had approximately $248 million in cash, cash equivalents, short-term investments and restricted cash.

    Net cash used for operating activities was $83.5 million for the year ended June 30, 2000 and consisted primarily of operating losses, deposits to guarantee future obligations and increases in accounts receivable, restricted cash and other assets, partially offset by increases in accounts payable and accrued expenses, deferred revenue, depreciation, amortization and stock-based charges.

    Net cash used for investing activities of $58.5 million for the year ended June 30, 2000 was primarily for purchases of short-term investments, server network equipment, software licenses, office equipment and leasehold improvements.

    Net cash provided by financing activities was $319.4 million for the year ended June 30, 2000 and was principally attributable to the proceeds from the initial public offering and the investment by QUALCOMM.

    We expect to continue to incur significant expenditures to fund our operating losses and capital expenditures, including additions and enhancements to our servers and network infrastructure, software licenses and furniture, fixtures and equipment. The actual amount of capital expenditures will depend on the rate of growth in the user base, which is difficult to predict and which could change dramatically over time. Technological advances, as well as acquisitions and the commercialization of new products, may also require capital expenditures to develop or acquire new equipment or technology. We intend to use a combination of cash and capital lease financing to fund capital expenditures in a manner which minimizes cost of capital. However, there is no assurance that lease financing will be available on favorable terms, if at all, in which case we would be required to use a greater portion of cash to fund capital expenditures.

    We consider our existing cash, cash equivalents and short-term investments to be adequate to fund our operating activities, capital expenditures and other obligations for at least the next 12 months. However, a variety of factors, including acquisitions, could affect our funding needs. In the longer term, additional capital may be needed in order to fund our operations, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stock holders.

NEW PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on the cost of computer software developed or obtained for internal use. The implementation of SOP No. 98-1 has not had a significant impact on our financial position, results of operations or cash flows.

    In June 1998, The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

    In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to re-pricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 is not anticipated to have an impact on our financial reporting.

    In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued

SAB 101B, which requires implementation of SAB 101 by us no later than June 30, 2001. At this time, we are still assessing the impact of SAB 101 and the effect, if any, on our financial position and results of operations.

FUTURE RESULTS OF OPERATIONS MAY VARY DUE TO CERTAIN FACTORS

    Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Annual Report on Form 10-K. The Company may significantly increase its operating expenses and capital expenditures for a variety of reasons including, without limitation, the expansion of its sales and marketing efforts, the promotion of the NetZero brand, the enhancement of the features and functionality of our services, the development of new services and products, the integration of acquired companies, the upgrading of the internal network infrastructure, pursuit of new distribution channels and the hiring of new personnel across all levels of the organization. Expenditures in each of these categories may vary significantly from period to period. While some expenses are fixed in the short-term, total operating expenses are principally determined on the basis of anticipated growth in revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. We believe that expenses will significantly exceed revenues for the foreseeable future. As a result of these and other factors, operating results may vary substantially from quarter to quarter.

    In addition, seasonal trends could affect revenues generated. To the extent that revenues depend on the amount of usage by users, any seasonal fluctuations in Internet usage could affect revenues during such periods of fluctuation. We anticipate that the summer and year-end vacation and holiday periods will impact user traffic levels. Moreover, the rate at which new users sign up for our service may be related to gifts or purchases of personal computers, which typically increase during the fourth calendar quarter because of the holiday season and may decline during other periods. As a result, new user registration may be subject to seasonality. However, because our operating history is limited, it is difficult to accurately predict these trends and plan accordingly. Since operating expenses are based on expectations of future revenues, it is possible that seasonal fluctuations could materially and adversely affect the business, results of operations and financial condition.

    In addition to seasonality, there are several other factors that may cause our quarter to quarter revenues to fluctuate significantly, including changes in advertising rates due to increased competition, fluctuations in our user count, termination of our material contracts, such as the LookSmart agreement, and the effect of short term contracts which provide significant revenues in one quarter but do not provide a significant revenue stream in subsequent quarters. These and other factors may cause significant fluctuations in our quarter to quarter revenues.

    A small number of customers have accounted for, and may in the future account for, a significant portion of revenues. For example, in the year ended June 30, 2000, LookSmart accounted for 28% of our revenues. The agreement with LookSmart was renewed in February 2000 and will extend through February 2001. There is no assurance that such agreement will be renewed or, if renewed, will continue to generate comparable revenues. In addition, during the year ended June 30, 2000 we generated a significant portion of our revenues from third party sales organizations. We no longer have any agreements in effect with third party sales organizations that we believe will result in significant revenues. We intend to focus primarily on our in-house sales organization for our advertising sales. The termination of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew material agreements or to replace such agreements with similar agreements with new customers.

    Due to the foregoing factors, we believe that year to year or quarter to quarter comparisons of operating results may not necessarily be a good indication of future performance.

YEAR 2000 COMPLIANCE

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

OUR MARKET SHARE AND REVENUES WOULD SUFFER IF WE WERE NOT ABLE TO COMPETE EFFECTIVELY FOR USERS WITH ESTABLISHED, AND NEW PROVIDERS OF, INTERNET ACCESS SERVICES.

    COMPETITORS

    Competition for users is increasing. We currently compete or expect to compete for users with the following types of companies that provide access services:

    - companies that provide free Internet access under their own brands, such as Freei Networks, Inc. and Juno Online Services, Inc., as well as companies such as 1stUp.com and Spinway that provide free Internet access co-branded with, or under the brands of, third parties;

    - established online service and content providers, such as America Online and The Microsoft Network;

    - independent national Internet service providers, such as EarthLink and Prodigy;

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

    - retail companies such as K-Mart and Costco; and

    - nonprofit or educational Internet service providers.

    We expect that competition for users will continue to intensify for the foreseeable future. We believe that additional competitors for Internet users, including major computer manufacturers, retail companies, and software, media and telecommunications companies, will continue to enter the Internet access market. Existing competitors may take steps such as reducing their subscriber fees, offering promotions for access services, or bundling free access services with other product offerings. For example, Alta Vista and Excite, leading portals and search engines now offer free Internet access solutions in conjunction with 1stUp.com; K-Mart, SOFTBANK, Spinway and Yahoo, have invested in, or entered into relationships with, Bluelight.com to form a new free Internet access provider; and both Microsoft and CompuServe have partnered with personal computer makers and consumer electronics retailers to offer consumers rebates on computer equipment when the consumer signs up for their Internet access services. New entrants have announced Internet access models similar to ours, and the implementation of similar models by new entrants or existing competitors could limit the value of our consumer proposition. As awareness of the

Internet grows, existing competitors are likely to further increase their emphasis on their Internet access services, resulting in even greater competition for us.

    We believe that increased competition has impacted our growth and will likely continue to impact our growth in the future, resulting in additional sales and marketing expenses that increase user acquisition cost, and result in increased user turnover. Increased competition could also result in decreased advertising revenue. Since we do not charge our users membership fees, we may not be able to offset the effect of these increased costs, and we may not have the resources to continue to compete successfully. The ability of our competitors to acquire other Internet providers or to enter into strategic alliances or joint ventures could also put us at a significant competitive disadvantage.

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

    BROADBAND PROVIDERS

    We also face competition from companies that provide broadband Internet access, including local and long-distance telephone companies, cable television companies, electric utility companies, wireless communications companies and other Internet service providers. Most of our service is offered via dial-up modems, which are generally limited to access speeds of up to 56 kbps. Broadband technologies enable users to transmit and receive print, video, voice and data in digital form at significantly faster access speeds. We may have to develop new technologies or add broadband access services to remain competitive, which could require substantial time and expense. We cannot be certain that we will succeed in adapting our Internet access service business to compete effectively with these technologies.

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

    We are in the process of developing, and plan to implement, a strategy to deliver broadband services. There is no assurance that we will be successful in developing or implementing this strategy. It is anticipated that implementing a broadband strategy will result in significant operating costs, which could adversely impact our financial position and results of operations.

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

OUR ADVERTISING REVENUES WILL SUFFER IF WE ARE UNABLE TO DEMONSTRATE THAT OUR REGISTERED USERS ARE ACTIVELY USING OUR SERVICE.

    If we are not able to demonstrate to our advertisers that our registered users are actively using our service, advertisers may choose not to advertise with us and our advertising revenues could be materially and adversely affected. While approximately 5 million users had registered for our service as of June 30, 2000, approximately 2 million had used our service during the month of June. We believe that a number of our users have Internet access accounts with our competitors. As a result, these users may not use NetZero as their primary Internet service provider. Also, some new users use the Internet only as a novelty and do not become consistent users of Internet services and, therefore, may be less likely to continue using our service.

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

    In addition, competition for Internet-based advertising revenues is intense and the amount of available standard banner advertising space on the Internet is increasing at a significant rate. These factors are causing Internet advertising rates to decline, and it is possible that rates will continue to decline in the future. Also, our growth in users has resulted in, and in the future may result in, our advertising inventory growing faster than our ability to sell the inventory at reasonable rates. Many of the purchasers of Internet advertising have been companies with Internet-based business models. Many of these companies have come under financial pressure and have not been able to access the capital markets to fund their operations. This trend could impact our ability to generate revenues in the future and could result in increased reserves for doubtful accounts.

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

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ACQUISITIONS INTO OUR OPERATIONS, THEN OUR RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

    We have made a number of acquisitions and may continue to make acquisitions or undertake other business combinations that can complement our current or planned business activities. Such acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

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

    There can be no assurance that we will make any further acquisitions or that we will be able to obtain additional financing for such acquisitions, if necessary. There can be no assurance that we will be able to successfully integrate the acquired businesses into our operations or that the acquired businesses will perform as expected.

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

IF TELECOMMUNICATIONS PRICES INCREASE, OUR MARGINS WOULD BE ADVERSELY IMPACTED.

    Our margins are highly sensitive to variations in prices for the telecommunications services we purchase. Our business could be harmed if minimum connection charges increase or become more prevalent. In addition, the availability and pricing of telecommunications services varies geographically, and we may not be able to obtain new or substitute telecommunications services in certain geographic areas on commercially reasonable terms, if at all. Legislation has been proposed from time to time that would increase the cost of doing business of many of our telecommunications providers. Any increase in their costs could result in increased prices to us. There can be no assurance that our telecommunications providers will continue to provide their services on commercially acceptable price terms, or that alternative services will be available on similar terms.

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

OUR STOCK PRICE COULD FALL AS A RESULT OF FUTURE LOSSES AND NEGATIVE CASH FLOW.

    We have a significant accumulated deficit. We expect that our losses and negative cash flow will increase for the foreseeable future as we continue to expand our operations. Our ability to achieve profitability or positive cash flow depends upon a number of factors, including our ability to increase revenue and reduce per-user costs. We cannot be certain that we will be able to continue to grow our revenues or that we will obtain sufficient revenues to achieve profitability or positive cash flow. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we fail to do so, the market price for our common stock could suffer.

OUR REVENUES WOULD SIGNIFICANTLY DECREASE IF WE LOSE KEY CUSTOMERS.

    A small number of customers have accounted for, and may in the future account for, a significant portion of our revenues. For example, we derived approximately 28% of our revenues for the year ended June 30, 2000 from an agreement with LookSmart. Our agreement with LookSmart was renewed in February 2000 and will expire on February 15, 2001. There can be no assurance that the agreement with LookSmart will be renewed or, if renewed, will result in a comparable level of revenues. During the year ended June 30, 2000 we generated a significant portion of our revenues from third party sales organizations. We no longer have any agreements in effect with third party sales organizations that we believe will result in significant revenues. We intend to focus primarily on our in-house sales organizations for our advertising sales. The termination of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew our material agreements or to replace such agreements with similar agreements with new customers.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IF WE ARE NOT ABLE TO RESPOND TO CHANGING INDUSTRY STANDARDS.

    We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards, and to develop and introduce new and enhanced products and service offerings. We believe that our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors. Although we intend to support emerging standards in the market for Internet access, we may not be able to conform our technology and equipment to support these new standards in a timely fashion. For instance, Sun Microsystems continues to upgrade its JAVA language and implementing new versions of JAVA may require additional memory to implement. Our software uses the JAVA language extensively and we will have to modify our resources accordingly to accommodate new versions. There can be no assurance that we will be able to make such modifications, or any other modifications which may be required to adapt to new or changing standards, in a cost-effective and timely manner, or at all.

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

IF OUR SOFTWARE OR HARDWARE CONTAINS ERRORS, OUR BUSINESS COULD BE SERIOUSLY HARMED.

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

    - loss of data or revenue;

    - injury to reputation; and

    - diversion of development resources.

    We have experienced some technical and customer support issues associated with our products and software releases. These issues have resulted in users discontinuing our service and have adversely impacted our revenues. We cannot assure you that we will not experience additional problems in the future.

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

    We could incur substantial costs and diversion of management resources in the defense of any claims relating to proprietary rights. Parties making these claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to use our products in the United States or abroad. If a third party asserts a claim relating to proprietary technology or information against us, we may seek licenses to the intellectual property from the third party. We cannot be certain, however, that third parties will extend licenses to us on commercially reasonable terms, or at all. If we fail to obtain the necessary licenses or other rights, it could materially and adversely affect our ability to operate our business.

OUR SERVICE COULD BE DISRUPTED BY A SECURITY BREACH, VIRUS OR INAPPROPRIATE USE BY INTERNET USERS.

    The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, over which we have no control. Computer viruses or problems caused by our users or other third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam", could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. There can be no assurance that we would prevail in such claims and our failure to do so could result in large judgments against us. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our users' computer systems by their inappropriate use of the Internet, including breaking into our computer network, which could cause losses to us or our users. Users or third parties may also potentially expose us to liability by "identity theft", or posing as another NetZero user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and those of our users. We expect that our users will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. Users or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches, and may deter others from using our services, which could cause our business prospects to suffer. Although we intend to continue using industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. We also cannot assure you that the security measures of our third-party network providers will be adequate. In addition, to alleviate problems caused by computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or temporarily cease service to our users, which could have a material adverse effect on our revenues and could also result in inreased user turnover.

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

    Virtually every aspect of our operations, including finance, billing, accounting, storage and retrieval of user data, and advertisement tracking, uses or interfaces with a centralized software system provided by Oracle. We have only limited experience with the operation of this system. Difficulty with the operation of, or errors, defects or malfunctions in the operation of, this system could result in loss of data, erroneous overcharges or undercharges to advertising customers or disruption of operations.

OUR ABILITY TO OPERATE OUR BUSINESS COULD BE SERIOUSLY HARMED IF WE LOSE MEMBERS OF OUR SENIOR MANAGEMENT TEAM AND OTHER KEY EMPLOYEES.

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

    The law relating to our business and operations is evolving and in a state of flux. The modification, repeal or adoption of laws or regulations may decrease the growth in the use of the Internet, affect telecommunications costs or increase the likelihood or scope of competition from regional telephone companies. These results could decrease the demand for our services or increase our cost of doing business, each of which would cause our gross margins and revenues to fall. In particular, the following risks could occur:

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

TELECOMMUNICATIONS REGULATION COULD MAKE IT MORE EXPENSIVE FOR US TO DO
BUSINESS.

    As an Internet service provider, we are not currently directly regulated by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses generally. Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. We could be adversely affected if any regulatory or statutory change results in the application of access charges to Internet service providers, because this would substantially increase the cost of using the Internet. Similarly, new laws or regulations could increase costs to those entities who provide us with telecommunications services, and those changes too could substantially increase our cost of doing business. Since one of the largest components of our operating costs is telecommunications expense, any increase in such costs would have a material adverse effect on our cost of revenues and gross margins. We could also be affected by any change in the ability of our users to reach our network through a dial-up telephone call without any additional charges.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we are not currently party to any transactions denominated in a foreign currency. Thus, our exposure to interest rate and foreign exchange fluctuations is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For financial statements, see Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Identification of Directors. The information under the caption "Proposal
One: Election of Directors," appearing in our Proxy Statement, is incorporated herein by reference.

    (b) Identification of Executive Officers. The information under the caption "Executive Officers and Key Employees," appearing in our Proxy Statement, is incorporated herein by reference.

    (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in our Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation and Other Information," appearing in our Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Ownership of Securities," appearing in our Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the heading "Certain Transactions," appearing in our Proxy Statement, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

       See index to Consolidated Financial Statements on page F-1.

   (2) FINANCIAL STATEMENT SCHEDULES

       The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                PAGE
                                                              --------
        Schedule II--Valuation on Qualifying Accounts.......    F-22

   (3) EXHIBITS

       The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K.


 3.1**                       Certificate of Incorporation of the Registrant.

 3.2**                       Bylaws of the Registrant.

 4.1**                       Specimen common stock certificate.

10.1+                        Amendment to the Amended and Restated Start Page Agreement
                             dated as of July 1, 2000 by and between the Registrant and
                             LookSmart, Ltd.

10.2***++                    Amended and Restated Start Page Agreement dated as of
                             February 1, 2000 by and between the Registrant and
                             LookSmart, Ltd.

10.3***                      The ZeroPort Advertising Agreement dated as of February 5,
                             2000 by and between the Registrant and idealab! Inc.

10.4***                      Employment Agreement dated as of December 1, 1999, by and
                             between the Registrant and Brian Woods.

10.5**++                     Adserver License Agreement dated as of August 28, 1998,
                             between the Registrant and NetGravity, as amended.

10.6**                       Technology Assignment Agreement dated as of September 11,
                             1998, by and between the Registrant and Impact Software,
                             Inc.

10.7**                       Form of Stock Restriction Agreement between the Registrant and the founders.

10.8**++                     Quotation for Dialinx Services dated December 9, 1998,
                             between the Registrant and GTE Internetworking Incorporated, as amended.

10.9**                       Master Agreement dated as of October 13, 1998, by and
                             between the Registrant and GTE Internetworking Incorporated.

10.10**                      Standard Office Lease dated as of March 6, 1999, as amended on March 7, 1999, by and between the Registrant and Westlake
                             Gardens.

10.11**                      Addendum to Stock Option Agreements.


10.12**                      Employment Agreement dated as of March 20, 1999, by and
                             between the Registrant and Frederic A. Randall, Jr.

10.13**                      Employment Agreement dated as of March 20, 1999, between the
                             Registrant and Mark R. Goldston.

10.14**                      Stock Pledge Agreement dated as of March 20, 1999 between
                             the Registrant and Mark R. Goldston, as amended.

10.15**                      Note secured by Stock Pledge Agreement dated March 20, 1999, made by Mark R. Goldston in favor of the Registrant, as
                             amended.

10.16**++                    Software License and Service Agreement dated as of April 14,
                             1999, between the Registrant and Oracle Corporation.

10.17**                      Employment Agreement dated as of April 17, 1999, by and
                             between the Registrant and Charles S. Hilliard.

10.18**                      Stock Pledge Agreement dated April 17, 1999, between the
                             Registrant and Charles S. Hilliard.

10.19**                      Note secured by Stock Pledge Agreement dated April 17, 1999 made by Charles S. Hilliard in favor of the Registrant.

10.20**                      Amended and Restated Investors' Rights Agreement dated as of
                             May 10, 1999, by and among the Registrant and the investors, officers and founders listed on schedules thereto.

10.21**                      1998 Stock Option/Stock Issuance Plan.

10.22**                      1999 Stock Option/Stock Issuance Plan.

10.23**                      Form of Indemnification Agreement between the Registrant and its directors.

10.24**                      1999 Stock Incentive Plan.

10.25**                      Employee Stock Purchase Plan.

10.26**                      Form of Indemnification Agreement between the Registrant and its executive officers.

11.1                         Statement re computation of earnings per share (included in
                             Note 11 to the consolidated financial statements filed as
                             part of this Annual Report on Form 10-K).

23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.

27.1                         Financial Data Schedule.

------------------------

* Incorporated by reference herein to the Form 8-K and all amendments thereto filed with the securities and Exchange Commission on December 14, 1999.

** Incorporated by reference herein to the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-82827).

*** Incorporated by reference herein to the Form 10-Q and all amendments thereto filed with the Securities and Exchange Commission on May 15, 2000.

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

++ Confidential treatment has been requested and received for certain portions of this exhibit.

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed for the quarter ended June 30, 2000.

(C) EXHIBITS:

    The exhibits filed as part of this report are listed in Item 14(a)(3) of this Form 10-K.

(D) FINANCIAL STATEMENT SCHEDULES:

    The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 14(a)(2) of this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2000.

                                                            NETZERO, INC.

                                                            /s/ MARK R. GOLDSTON
                                                            -----------------------------------------
                                                            Mark R. Goldston
                                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark R. Goldston, Frederic A. Randall, Jr. and Charles S. Hilliard, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 28, 2000.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
/s/ MARK R. GOLDSTON
-------------------------------------------            Chairman, Chief Executive    September 28, 2000
Mark R. Goldston                                       Officer and Director

/s/ RONALD T. BURR
-------------------------------------------            President, Chief Technology  September 28, 2000
Ronald T. Burr                                         Officer and Director

/s/ CHARLES S. HILLIARD                                Senior Vice President,
-------------------------------------------            Finance and Chief Financial  September 28, 2000
Charles S. Hilliard                                    Officer

/s/ JAMES T. ARMSTRONG
-------------------------------------------            Director                     September 28, 2000
James T. Armstrong

/s/ DAVID C. BOHNETT
-------------------------------------------            Director                     September 28, 2000
David C. Bohnett

/s/ JENNIFER S. FONSTAD
-------------------------------------------            Director                     September 28, 2000
Jennifer S. Fonstad

/s/ BILL GROSS
-------------------------------------------            Director                     September 28, 2000
Bill Gross

-------------------------------------------            Director
Paul G. Koontz

                                 NETZERO, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     F-2

Consolidated Balance Sheets.................................     F-3

Consolidated Statements of Operations.......................     F-4

Consolidated Statements of Stockholders' Equity (Deficit)...     F-5

Consolidated Statements of Cash Flow........................     F-6

Notes to Consolidated Financial Statements..................     F-7

Report of Independent Accountants on Financial Statement
  Schedule..................................................    F-21

Schedule II--Valuation and Qualifying Accounts..............    F-22

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of NetZero, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related statements of operations, cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of NetZero, Inc. and its subsidiary at June 30, 2000 and 1999 and their results of operations and their cash flows for each of the two years in the period ended June 30, 2000 and the period from July 21, 1997 (inception) through June 30, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Woodland Hills, California
August 9, 2000

                                 NETZERO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 201,512,000   $ 24,035,000
  Short-term investments....................................     36,353,000             --
  Restricted cash...........................................      6,982,000             --
  Accounts receivable, net of allowance for doubtful
    accounts of $1,651,000 at June 30, 2000 and $160,000 at
    June 30, 1999...........................................     15,748,000      2,253,000
  Other current assets......................................      3,941,000        689,000
                                                              -------------   ------------
    Total current assets....................................    264,536,000     26,977,000
Property and equipment, net.................................     37,662,000     18,116,000
Restricted cash.............................................      2,692,000      1,789,000
Intangible assets, net......................................     19,523,000             --
Other assets................................................      1,545,000        619,000
                                                              -------------   ------------
    Total assets............................................  $ 325,958,000   $ 47,501,000
                                                              =============   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  18,727,000   $  4,879,000
  Accrued liabilities.......................................      2,506,000      1,521,000
  Deferred revenue..........................................        825,000      2,739,000
  Current portion of notes payable..........................      1,641,000        560,000
  Current portion of capital leases.........................      6,247,000      1,181,000
                                                              -------------   ------------
  Total current liabilities.................................     29,946,000     10,880,000

Notes payable less current portion..........................      2,143,000      1,210,000
Capital leases less current portion.........................      8,135,000      2,317,000
                                                              -------------   ------------
  Total liabilities.........................................     40,224,000     14,407,000
                                                              -------------   ------------
Commitments and contingencies (Note 15)

Redeemable convertible preferred stock, no-par value;
  19,231,000 shares authorized; 19,230,000 issued and
  outstanding at June 30, 1999; liquidation preference and
  redemption value of $2,140,000; no shares issued or
  outstanding at June 30, 2000..............................             --      2,140,000

Stockholders' equity
  Convertible preferred stock, $0.001 par value; 55,769,000
    shares authorized; 45,182,000 shares isued and
    outstanding at June 30, 1999; liquidation preference of
    $44,917,000; 10,000,000 shares authorized and no shares
    issued and outstanding at June 30, 2000.................             --     44,720,000
  Common stock, $0.001 par value; 500,000,000 and
    150,000,000 shares authorized at June 30, 2000 and 1999,
    respectively; 116,712,000 and 28,624,000 shares issued
    and outstanding at June 30, 2000 and 1999,
    respectively............................................        118,000      1,352,000
  Additional paid-in capital................................    405,847,000      9,019,000
  Notes receivable from stockholders........................       (799,000)    (1,029,000)
  Deferred stock-based charges..............................    (12,821,000)    (7,783,000)
  Accumulated deficit.......................................   (106,611,000)   (15,325,000)
                                                              -------------   ------------
    Total stockholders' equity..............................    285,734,000     30,954,000
                                                              -------------   ------------
    Total liabilities and stockholders' equity..............  $ 325,958,000   $ 47,501,000
                                                              =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NETZERO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED            JULY 21, 1997
                                                                JUNE 30,              (INCEPTION)
                                                       ---------------------------      THROUGH
                                                           2000           1999       JUNE 30, 1998
                                                       ------------   ------------   -------------
Net revenues.........................................  $ 55,506,000   $  4,634,000             --
Cost of revenues (excluding stock-based charges of
  $357,000 and $60,000 for the years ended June 30,
  2000 and 1999, respectively).......................    63,515,000     12,426,000             --
                                                       ------------   ------------    -----------

Gross loss...........................................    (8,009,000)    (7,792,000)            --
                                                       ------------   ------------    -----------

Operating expenses:
  Sales and marketing (excluding stock-based charges
    of $2,060,000 and $38,000 for the years ended
    June 30, 2000 and 1999, respectively)............    49,376,000      1,651,000             --
  Product development (excluding stock-based charges
    of $299,000 for the year ended June 30, 2000)....     9,721,000      1,018,000             --
  General and administrative (excluding stock-based
    charges of $3,630,000 and $1,138,000 for the
    years ended June 30, 2000 and 1999,
    respectively)....................................    19,122,000      3,718,000         25,000
  Stock-based charges................................     6,346,000      1,236,000             --
  Amortization of intangible assets..................     5,525,000             --             --
                                                       ------------   ------------    -----------
    Total operating expenses.........................    90,090,000      7,623,000         25,000
                                                       ------------   ------------    -----------

Loss from operations.................................   (98,099,000)   (15,415,000)       (25,000)
                                                       ------------   ------------    -----------
Interest income......................................     8,342,000        225,000             --
Interest expense.....................................    (1,529,000)      (110,000)            --
                                                       ------------   ------------    -----------

Net loss.............................................  $(91,286,000)  $(15,300,000)   $   (25,000)
                                                       ============   ============    ===========

Basic and diluted net loss per share.................  $      (1.23)  $      (1.42)   $        --
                                                       ------------   ------------    -----------

Weighted average number of shares used to calculate
  basic and diluted net loss per share...............    74,123,000     10,792,000     15,000,000
                                                       ============   ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NETZERO, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           CONVERTIBLE
                                         PREFERRED STOCK              COMMON STOCK           ADDITIONAL    NOTES RECEIVABLE
                                    -------------------------   -------------------------     PAID-IN            FROM
                                      SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL        STOCKHOLDERS
                                    -----------   -----------   -----------   -----------   ------------   ----------------
Balance at July 21, 1997
  (inception).....................           --   $        --            --   $        --   $         --      $       --
Issuance of common stock..........           --            --    15,000,000         2,000             --              --
Net loss..........................           --            --            --            --             --              --
                                    -----------   -----------   -----------   -----------   ------------      ----------
Balance at June 30, 1998..........           --            --    15,000,000         2,000             --              --

Issuance of common stock..........           --            --        23,000         2,000             --              --
Issuance of Series C convertible
  preferred stock, net............   27,077,000    11,512,000            --            --             --              --
Exercise of warrants for Series C
  convertible preferred stock.....       23,000        10,000            --            --             --              --
Exercise of stock options.........           --            --     6,115,000       319,000             --              --
Exercise of options for a note
  receivable......................           --            --     7,486,000     1,029,000             --      (1,029,000)
Deferred stock-based charges......           --            --            --            --      8,952,000              --
Amortization of deferred
  stock-based compensation........           --            --            --            --             --              --
Charge for issuance of Series A
  and B options...................           --            --            --            --         67,000              --
Issuance of Series D convertible
  preferred stock.................   18,082,000    33,198,000            --            --             --              --
Net loss..........................           --            --            --            --             --              --
                                    -----------   -----------   -----------   -----------   ------------      ----------
Balance at June 30, 1999..........   45,182,000    44,720,000    28,624,000     1,352,000      9,019,000      (1,029,000)

Conversion of convertible
  preferred stock.................  (45,182,000)  (44,720,000)   45,182,000    44,720,000             --              --
Conversion of redeemable
  convertible preferred stock.....           --            --    19,230,000     2,140,000             --              --
Reincorporation into Delaware and
  change in par value of common
  stock...........................           --            --            --   (48,119,000)    48,119,000              --
Issuance of common stock from
  initial public offering.........           --            --    11,500,000        12,000    169,339,000              --
Issuance of common stock in
  private placement...............           --            --    11,540,000        12,000    143,934,000              --
Issuance of common stock through
  employee stock purchase plan....           --            --        49,000            --        504,000              --
Exercise of stock options.........           --            --       674,000         1,000        322,000          (7,000)
Repurchase of option shares
  exercised.......................           --            --    (1,012,000)       (1,000)       (22,000)             --
Issuance of common stock for
  acquisition.....................           --            --       925,000         1,000     23,248,000              --
Issuance of warrant for marketing
  services........................           --            --            --            --      8,600,000              --
Deferred stock-based charges......           --            --            --            --      2,784,000              --
Amortization of deferred
  stock-based compensation........           --            --            --            --             --              --
Payment received on notes
  receivable from stockholders....           --            --            --            --             --         300,000
Interest earned on notes
  receivable from stockholders....           --            --            --            --             --         (63,000)
Net loss..........................           --            --            --            --             --              --
                                    -----------   -----------   -----------   -----------   ------------      ----------
Balance at June 30, 2000..........           --   $        --   116,712,000   $   118,000   $405,847,000      $ (799,000)
                                    ===========   ===========   ===========   ===========   ============      ==========


                                      DEFERRED                           TOTAL
                                     STOCK-BASED     ACCUMULATED     STOCKHOLDERS'
                                       CHARGES         DEFICIT      EQUITY (DEFICIT)
                                    -------------   -------------   ----------------
Balance at July 21, 1997
  (inception).....................  $         --    $         --                --
Issuance of common stock..........            --              --             2,000
Net loss..........................            --         (25,000)          (25,000)
                                    ------------    -------------     ------------
Balance at June 30, 1998..........            --         (25,000)          (23,000)
Issuance of common stock..........            --              --             2,000
Issuance of Series C convertible
  preferred stock, net............            --              --        11,512,000
Exercise of warrants for Series C
  convertible preferred stock.....            --              --            10,000
Exercise of stock options.........            --              --           319,000
Exercise of options for a note
  receivable......................            --              --                --
Deferred stock-based charges......    (8,952,000)             --                --
Amortization of deferred
  stock-based compensation........     1,169,000              --         1,169,000
Charge for issuance of Series A
  and B options...................            --              --            67,000
Issuance of Series D convertible
  preferred stock.................            --              --        33,198,000
Net loss..........................            --     (15,300,000)      (15,300,000)
                                    ------------    -------------     ------------
Balance at June 30, 1999..........    (7,783,000)    (15,325,000)       30,954,000
Conversion of convertible
  preferred stock.................            --              --                --
Conversion of redeemable
  convertible preferred stock.....            --              --         2,140,000
Reincorporation into Delaware and
  change in par value of common
  stock...........................            --              --                --
Issuance of common stock from
  initial public offering.........            --              --       169,351,000
Issuance of common stock in
  private placement...............            --              --       143,946,000
Issuance of common stock through
  employee stock purchase plan....            --              --           504,000
Exercise of stock options.........            --              --           316,000
Repurchase of option shares
  exercised.......................            --              --           (23,000)
Issuance of common stock for
  acquisition.....................            --              --        23,249,000
Issuance of warrant for marketing
  services........................    (8,600,000)             --                --
Deferred stock-based charges......    (2,784,000)             --                --
Amortization of deferred
  stock-based compensation........     6,346,000              --         6,346,000
Payment received on notes
  receivable from stockholders....            --              --           300,000
Interest earned on notes
  receivable from stockholders....            --              --           (63,000)
Net loss..........................            --     (91,286,000)      (91,286,000)
                                    ------------    -------------     ------------
Balance at June 30, 2000..........  $(12,821,000)   $(106,611,000)    $285,734,000
                                    ============    =============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NETZERO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                      YEAR ENDED
                                                                       JUNE 30,                JULY 21, 1997
                                                              ---------------------------   (INCEPTION) THROUGH
                                                                  2000           1999          JUNE 30, 1998
                                                              ------------   ------------   -------------------
Cash flows from operating activities:
  Net loss..................................................  $(91,286,000)  $(15,300,000)       $(25,000)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization...........................     9,252,000        633,000              --
    Amortization of intangible assets.......................     5,525,000             --              --
    Allowance for doubtful accounts.........................     1,491,000        160,000              --
    Stock-based charges.....................................     6,346,000      1,236,000              --
    Accrued interest--notes receivable from stockholders....       (63,000)            --              --
    Loss on disposal of fixed assets........................            --         98,000              --
    Changes in operating assets and liabilities (excluding
      the effects of acquisition):
      Restricted cash.......................................    (7,809,000)    (1,789,000)             --
      Accounts receivable...................................   (14,986,000)    (2,413,000)             --
      Other assets..........................................    (4,153,000)    (1,308,000)             --
      Accounts payable and accrued expenses.................    14,134,000      6,586,000          24,000
      Deferred revenue......................................    (1,915,000)     2,739,000              --
                                                              ------------   ------------        --------
      Net cash used for operating activities................   (83,464,000)    (9,358,000)         (1,000)
                                                              ------------   ------------        --------

Cash flows from investing activities:
  Purchases of property and equipment.......................   (20,756,000)   (13,609,000)             --
  Purchase of patent rights.................................    (1,000,000)            --              --
  Purchase of short-term investments........................   (43,853,000)            --              --
  Sale of short-term investments............................     7,500,000             --              --
  Proceeds from sale of fixed assets........................            --        226,000              --
                                                              ------------   ------------        --------
      Net cash used for investing activities................   (58,109,000)   (13,383,000)             --
                                                              ------------   ------------        --------
Cash flows from financing activities:
  Payments on capital leases................................    (2,690,000)      (241,000)             --
  Payments on notes payable.................................    (1,484,000)      (165,000)             --
  Proceeds from bridge loan.................................            --        100,000              --
  Proceeds from equipment refinancing.......................     5,680,000             --              --
  Proceeds from notes payable...............................     3,498,000             --              --
  Repayment of notes receivable from stockholders...........       300,000             --              --
  Proceeds from exercise of stock options...................       316,000        319,000              --
  Net proceeds from issuance of common stock................   313,430,000          2,000           2,000
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................            --      2,140,000              --
  Net proceeds from issuance of convertible preferred
    stock...................................................            --     44,620,000              --
                                                              ------------   ------------        --------
      Net cash provided by financing activities.............   319,050,000     46,775,000           2,000
                                                              ------------   ------------        --------
    Change in cash and cash equivalents.....................   177,477,000     24,034,000           1,000
Cash and cash equivalents, beginning of period..............    24,035,000          1,000              --
                                                              ------------   ------------        --------
Cash and cash equivalents, end of period....................  $201,512,000   $ 24,035,000        $  1,000
                                                              ------------   ------------        --------

Supplemental disclosure of cash flow activities:
  Cash paid for interest....................................  $  1,412,000   $    110,000        $     --
                                                              ============   ============        ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Note receivable from stockholders in connection with the
    exercise of stock options...............................  $         --   $  1,029,000        $     --
  Bridge loan repayment in exchange for issuance of
    convertible preferred stock.............................            --        100,000              --
  Equipment obtained under capital leases...................     7,894,000      3,739,000              --
  Equipment financed with notes payable.....................            --      1,725,000              --
  Accounts payable financed with note payable...............            --        210,000              --
  Common stock issued for acquisition.......................    23,249,000             --              --
  Issuance of common stock warrant for marketing services...     8,600,000             --              --
  Issuance of common stock for patent rights................       349,000             --              --

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NETZERO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

NetZero, Inc. ("NetZero" or the "Company") was incorporated in July 1997 and launched its service in October 1998. The Company is a leading provider of advertising and commerce-sponsored Internet access, offering a broad range of interactive marketing, research and measurement solutions. NetZero offers consumers free access to the Internet, free e-mail and custom navigation tools that provide "speed dial" to key sites on the Internet. Through proprietary technologies, the Company offers advertisers targeting capabilities through numerous online advertising and sponsorship channels. The Company's CyberTarget division offers marketers and advertisers mass-scale, online market research and measurement services.

In December 1999, the Company acquired Aim TV, Inc. ("AimTV") through the issuance of common stock (see Note 4).

At June 30, 2000, the Company has cash, cash equivalents and short-term investments of approximately $237.9 million. The Company considers its existing cash, cash equivalents and short-term investments to be adequate to fund its operating activities, capital expenditures and other obligations for at least the next 12 months. However, in the longer term, additional capital may be needed in order to fund more rapid growth, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stock holders.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS--The Company considers all highly liquid, short-term investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of A-1 rated commercial paper and United States Government Agency notes and are classified as available for sale. To date, unrealized holding gains and losses have not been significant.

RESTRICTED CASH--Restricted cash collateralizes the Company's obligations for certain advertising campaigns and lease agreements.

PROPERTY AND EQUIPMENT--Property and equipment are stated at historical cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, or the shorter of the lease term or the estimated useful lives of the assets, if applicable.

                                 NETZERO, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS OF CREDIT RISK--Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited with major financial institutions; at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company has short-term investments in a short-term fixed income portfolio. The Company's accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company extends credit based upon an evaluation of the customer's financial condition and generally collateral is not required. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable; to date such losses have been within management's expectations.

At June 30, 2000, two customers comprised 16% and 14% of the accounts receivable balance, respectively, and at June 30, 1999, two customers comprised 43% and 13% of the accounts receivable balance, respectively. For the year ended June 30, 2000, two customers comprised 28% and 10% of revenues, respectively, and for the year ended June 30, 1999, two customers comprised 27% and 26% of revenues, respectively.

SOURCE OF SUPPLIES--The Company relies on third-party networks, local telephone companies and other companies to provide data communications capacity. Although management believes that alternate telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on the Company's financial position and results of operations.

INTANGIBLE ASSETS--Goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from two to four years. Amortization expense amounted to $5,525,000 and $0 for the years ended June 30, 2000 and 1999, respectively. Intangible assets are regularly reviewed by the Company for impairment to assess whether the fair value is less than the carrying value.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company's financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities, notes payable and lease obligations are carried at historical cost, which approximates their fair value due to the short term maturity of these instruments and the relatively stable interest rate environment.

LONG-LIVED ASSETS--The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flows attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. To date, no such impairment has been recorded.

REVENUE RECOGNITION--The Company's revenues are derived principally from the sale of advertising, which includes targeted and non-targeted banner advertisements, placements and sponsorships, referrals of users to other web-sites, performance-based agreements including e-commerce arrangements and advertising messages delivered to the Company's users via e-mail. Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the related receivable is probable. The Company's obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenues from performance-based arrangements are recognized as the related performance criteria are

                                 NETZERO, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) met. Referral revenues are recognized as referrals are made to advertisers' or sponsors' web-sites, provided that no significant Company obligations remain and collection of the related receivable is probable.

COST OF REVENUES--Cost of revenues consist of telecommunications costs, depreciation of network equipment, occupancy costs and personnel and related expenses of our network department. The costs are expensed as incurred.

SALES AND MARKETING--Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for the Company's direct sales force, fees paid to third-party advertising sales agents, marketing, and sales support functions. These costs are expensed as incurred.

Advertising and promotion expenses include media, agency and production expenses. Production costs are expensed the first time the advertisement is aired. Media and agency costs are expensed when the advertising runs. Advertising and promotion expense for the years ended June 30, 2000 and 1999 was $38,034,000 and $102,000, respectively. There were no advertising and promotion expenses for the period ended June 30, 1998.

PRODUCT DEVELOPMENT COSTS--Product development costs include expenses for the development of new or improved technologies and products, including salaries and related expenses for the software engineering department, as well as costs for contracted services, facilities, and equipment. Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's web-sites are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over their estimated useful lives, generally three years or less.

GENERAL AND ADMINISTRATIVE--General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal, human resources and customer support personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs. These costs are expensed as incurred.

STOCK-BASED COMPENSATION--The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS
No. 123 and Emerging Issues Task Force 96-18.

INCOME TAXES--The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NET LOSS PER SHARE--Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are antidilutive.

                                 NETZERO, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE INCOME--SFAS No. 130 ("Reporting Comprehensive Income") establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in comprehensive income.

SEGMENTS--The Company operates in one principal business segment, a provider of advertising and commerce-sponsored Internet access. Substantially all of the Company's operating results and identifiable assets are in the United States.

STOCK SPLIT--In July 1999, the Company authorized and implemented a three-for-two forward stock split. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the fiscal year 2000 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on the cost of computer software developed or obtained for internal use. The implementation of SOP No. 98-1 has not had a significant impact on the Company's financial position, results of operations or cash flows.

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which requires implementation of SAB 101 by the Company no later than June 30, 2001. At this time, the Company is still assessing the impact of SAB 101 and the effect, if any, on the Company's financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB No. 25. FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued

                                 NETZERO, INC.

3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) after December 15, 1998. Application of FIN No. 44 is not anticipated to have an impact on the Company's financial reporting.

4.  ACQUISITIONS

On December 1, 1999, the Company acquired 100% of the outstanding capital stock and options of AimTV, Inc. ("AimTV"). AimTV has developed a patent-pending technology designed to enable advertisers to run broadcast-quality commercials over narrowband Internet connections. Pursuant to the terms of the agreement, the outstanding capital stock and options were exchanged for approximately 973,000 shares of common stock and options to purchase common stock of NetZero. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of AimTV have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.7 million. The excess purchase price is comprised of approximately $14.3 million of goodwill and $9.4 million of identifiable intangible assets which are being amortized over their estimated useful lives ranging from two to three years.

The following summarized unaudited pro forma information for the years ended June 30, 2000 and 1999 assumes that the acquisition of AimTV had occurred at the beginning of each year presented:

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
                                                                        (UNAUDITED)
Revenues....................................................   $ 55,506,000     $  4,634,000
Net loss....................................................   $(96,867,000)    $(18,483,000)
Net loss per share..........................................   $      (1.31)    $      (1.60)

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
Computer software and equipment.............................   $24,541,000      $14,068,000
Furniture and fixtures......................................     5,679,000          929,000
Assets under capital leases.................................    17,313,000        3,739,000
                                                               -----------      -----------
Total.......................................................    47,533,000       18,736,000
Less: accumulated depreciation, including accumulated
  capital lease amortization of $3,007,000 and $246,000 at
  June 30, 2000 and 1999, respectively......................    (9,871,000)        (620,000)
                                                               -----------      -----------
                                                               $37,662,000      $18,116,000
                                                               ===========      ===========

                                 NETZERO, INC.

6.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
Goodwill....................................................   $14,260,000       $       --
Software and technology.....................................     7,000,000               --
Non-compete agreements......................................     2,200,000               --
Other intangible assets.....................................     1,588,000               --
                                                               -----------       ----------
                                                                25,048,000               --
Less: accumulated amortization..............................    (5,525,000)              --
                                                               -----------       ----------
                                                               $19,523,000       $       --
                                                               ===========       ==========

7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
Accrued payroll and related expenses........................    $2,293,000       $  619,000
Other accrued liabilities...................................       213,000          642,000
Accrued offering expenses...................................            --          260,000
                                                                ----------       ----------
                                                                $2,506,000       $1,521,000
                                                                ==========       ==========

8.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
Notes payable to vendor, quarterly payments of $198,000,
  including interest at 15.3% through March 2002,
  uncollateralized..........................................   $ 1,195,000      $ 1,770,000
Note payable, monthly payments of $108,000, including
  interest at 13.7% through August 2002, collateralized by
  certain property and equipment............................     2,589,000               --
                                                               -----------      -----------
                                                                 3,784,000        1,770,000
Less: current portion.......................................    (1,641,000)        (560,000)
                                                               -----------      -----------
                                                               $ 2,143,000      $ 1,210,000
                                                               ===========      ===========

The weighted average interest rate on fiscal 2000 borrowings is approximately
14%.

                                 NETZERO, INC.

8.  LONG-TERM DEBT (CONTINUED)
Future minimum principal payments required are as follows:

Year ended June 30:
2001........................................................  $1,641,000
2002........................................................   1,710,000
2003........................................................     433,000
                                                              ----------
                                                              $3,784,000
                                                              ==========

9.  RELATED PARTY TRANSACTIONS

In September 1998, the Company purchased certain software technology for $80,000 from a related party.

At June 30, 2000 and 1999, the Company held notes receivable from two employees for $799,000 and $1,029,000, respectively, for the exercise of stock options. The notes bear interest at 4.83% and 5.28% per annum, respectively, and are due on March 20, 2004 and April 16, 2004, respectively, unless paid earlier. The notes, which are classified as a component of stockholders' equity, are full recourse to the Company and are collateralized by the shares of common stock issued upon exercise.

During the year ended June 30, 2000, an entity which is a shareholder of the Company and certain of its affiliates purchased $4.3 million in banner advertisements, of which approximately $2.6 million was included in accounts receivable at June 30, 2000. In addition, the Chairman and Chief Executive Officer of this related entity is also a director of the Company.

10.  CAPITALIZATION

Convertible and redeemable convertible preferred stock at June 30, 1999 and immediately prior to the Company's September 1999 initial public offering was composed of the following:

                                                        SHARES
                                               ------------------------   LIQUIDATION   REDEMPTION
                                               AUTHORIZED   OUTSTANDING     AMOUNT        AMOUNT
                                               ----------   -----------   -----------   ----------
Series A redeemable convertible..............  11,956,000   11,956,000    $ 1,063,000   $1,063,000
Series B redeemable convertible..............   7,275,000    7,274,000      1,077,000    1,077,000
Series C convertible.........................  27,681,000   27,100,000     11,646,000           --
Series D convertible.........................  19,500,000   18,082,000     33,271,000           --
Undesignated.................................   8,588,000           --             --           --
                                               ----------   ----------    -----------   ----------
                                               75,000,000   64,412,000    $47,057,000   $2,140,000
                                               ==========   ==========    ===========   ==========

COMMON STOCK

As a condition to the issuance of Series A redeemable convertible preferred stock in September 1998, the employee founding stockholders of all of the then 15 million outstanding common shares entered into stock restriction agreements with the Company pursuant to which 7.5 million of the outstanding common shares were restricted and were made subject to monthly vesting over a four-year period based on the founders' continued employment with the Company. Under the terms of the restricted stock agreements, the Company has the right to repurchase the unvested shares at the original issue price in the event a

                                 NETZERO, INC.

10.  CAPITALIZATION (CONTINUED)
founder ceases to be an employee or service provider to the Company. The repurchase right shall automatically lapse with respect to the unvested shares in the event the founder is constructively or involuntarily terminated without cause following a corporate transaction, defined as a (i) merger or consolidation with more than a 50% change of control or (ii) sale, transfer or disposition of substantially all the Company's assets in a dissolution. The Company recorded deferred stock compensation amounting to $333,000 for the shares covered under the restricted stock agreements. The deferred amount will be recognized as compensation expense over the vesting period. During the years ended June 30, 2000 and 1999, such compensation expense included in stock-based compensation in the statement of operations amounted to $90,000 and $173,000, respectively.

In July 1999, the Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission ("SEC") that would permit the Company to sell shares of the Company's common stock in connection with a proposed initial public offering. Also in July 1999, the Board of Directors approved the reincorporation of the Company in the State of Delaware, the change in the par value of the Company's common stock and the increase in the number of authorized shares that was effected prior to the closing of the initial public offering. The reincorporation was effected on September 21, 1999. On
September 23, 1999, the Company completed its initial public offering in which the Company sold 11.5 million shares of its common stock, including 1.5 million shares in connection with the exercise of the underwriters' over-allotment option, at $16 per share. The proceeds to the Company from the offering, after deducting offering expenses, including underwriting discounts and commissions, were $169.3 million. Upon the closing of the offering, all issued and outstanding shares of the Company's redeemable and convertible preferred stock and convertible preferred stock were converted into an aggregate of 19,230,000 and 45,182,000 shares of common stock, respectively. After the offering, the Company's authorized capital consisted of 510 million shares of capital stock (500 million shares of common stock and 10 million shares of Preferred Stock) of which approximately 116.7 million shares of common stock were outstanding at June 30, 2000.

In April 2000, the Company completed a private placement of 11.5 million shares of the Company's common stock and realized proceeds of approximately
$144 million.

At June 30, 2000 and 1999, 11,120,000 and 17,001,000 shares of common stock were subject to repurchase, of which 4,219,000 and 6,094,000 shares, respectively, related to unvested shares under the restricted stock agreements and 6,901,000 and 10,907,000 shares related to unvested stock options exercised.

WARRANTS

Under the terms of a loan outstanding during the third quarter of fiscal 1999, the Company issued fully vested and exercisable warrants to purchase 23,000 shares of its Series C convertible preferred stock at an exercise price of $.4297 per share. The Company determined the fair value of the warrants to be immaterial at the date of issuance.

In December 1999, the Company entered into a CD distribution agreement under which the Company issued an immediately exercisable, fully vested and non-forfeitable warrant to purchase 575,000 shares of the Company's common stock at $28.71 per share. The Company determined that the fair value of the warrant approximated $8.6 million at the date of issuance which is being amortized to stock-based charges over the four year term of the agreement.

                                 NETZERO, INC.

11.  NET LOSS PER SHARE

The following table sets forth the computation of basic, diluted and pro forma net loss per share for the years ended June 30, 2000 and 1999, and the period from July 21, 1997 (inception) through June 30, 1998:

                                                                                         JULY 21, 1997
                                                                 YEAR ENDED               (INCEPTION)
                                                       -------------------------------      THROUGH
                                                       JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 1998
                                                       --------------   --------------   --------------
Numerator:
  Net loss...........................................   $(91,286,000)    $(15,300,000)    $   (25,000)
                                                        ------------     ------------     -----------
Denominator:
  Weighted average common shares.....................     87,941,000       19,401,000      15,000,000
  Adjustment for common shares subject to
    repurchase.......................................    (13,818,000)      (8,609,000)             --
                                                        ------------     ------------     -----------
  Adjusted weighted average common shares............     74,123,000       10,792,000      15,000,000
                                                        ============     ============     ===========
Basic and diluted net loss per share.................   $      (1.23)    $      (1.42)    $        --
                                                        ============     ============     ===========

The diluted per share computations exclude convertible preferred stock, unvested common stock, warrants and options which were antidilutive. The number of shares excluded from the diluted net loss per share computation were 20,266,000, 84,910,000 and 4,285,000 for the periods ended June 30, 2000, 1999 and 1998, respectively.

12.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan (the "Plan") available to all employees who meet the Plan's eligibility requirements. Under the Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. Company matching and profit sharing contributions are discretionary. To date, the Company has not made any contributions to the Plan.

13.  PROVISION FOR INCOME TAXES

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the Company's deferred tax assets and related valuation allowances at June 30, 2000 and 1999 are as follows:

                                                    JUNE 30, 2000   JUNE 30, 1999
                                                    -------------   -------------
Deferred tax assets:
  Net operating loss carryforwards................  $ 36,313,000     $ 5,868,000
  Other...........................................     1,730,000         125,000
                                                    ------------     -----------
  Total deferred tax assets.......................    38,043,000       5,993,000
  Less: valuation allowance.......................   (38,043,000)     (5,993,000)
                                                    ------------     -----------
Net deferred taxes................................  $         --     $        --
                                                    ============     ===========

                                 NETZERO, INC.

13.  PROVISION FOR INCOME TAXES (CONTINUED)

Based on management's assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize net operating loss carryforwards and other deferred tax benefits. The valuation allowance for net deferred taxes increased by $32,050,000 during the year ended June 30, 2000. The increase was the result of additional net losses and net changes in temporary differences.

At June 30, 2000, the Company had net operating losses for federal and state income tax purposes of approximately $90,924,000 and $90,923,000, respectively, which begin to expire in 2019 and 2006, respectively. The net operating losses can be carried forward to offset future taxable income. Utilization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use carryforwards in the future.

14.  STOCK OPTIONS AND STOCK ISSUANCE PLANS

The Company's 1998 and 1999 Stock Option and Stock Issuance Plans (the "Plans") provide for the issuance of stock and stock options at prices not less than 85% (110% if the award is issued to a 10% stockholder) of the fair market value at the date of issue. An aggregate of 25,044,000 shares were reserved under the Plans, of which 3,229,000 shares were available for future grant at June 30, 2000 and 8,571,000 options were outstanding at June 30, 2000.

The Plans provide for the grant of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Options granted generally vest 25% after one year of service, and ratably over 36 months thereafter. Certain grants are immediately exercisable for unvested shares of common stock, with the unvested portion of the shares remaining subject to repurchase by the Company at the exercise price until the vesting period is complete. The Company had 6,901,000 unvested shares of common stock issued and outstanding under the Plans at June 30, 2000 (Note 10), which were subject to repurchase by the Company at the exercise price.

The following table summarizes activity under the Plans for the periods ended June 30, 2000, 1999, and 1998:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                             NUMBER          PRICE       EXERCISE
                                                            OF SHARES      PER SHARE      PRICE
                                                           -----------   -------------   --------
Options outstanding at July 21, 1997 (inception).........           --   $          --    $   --
  Granted................................................    4,285,000             .03       .03
                                                           -----------
Options outstanding at June 30, 1998.....................    4,285,000             .03       .03
  Granted................................................   13,865,000     .03 -  3.33       .26
  Exercised..............................................  (13,601,000)    .03 -   .87       .10
  Canceled...............................................   (1,052,000)    .03 -   .10       .04
                                                           -----------
Options outstanding at June 30, 1999.....................    3,497,000     .03 -  3.33       .69
  Granted................................................    7,307,000    1.03 - 35.56     16.40
  Exercised..............................................     (674,000)    .03 -  3.33       .49
  Canceled...............................................   (1,559,000)    .03 - 34.50      7.64
                                                           -----------
Options outstanding at June 30, 2000.....................    8,571,000   $ .03 - 35.56    $12.92
                                                           ===========   =============    ======

                                 NETZERO, INC.

14.  STOCK OPTIONS AND STOCK ISSUANCE PLANS (CONTINUED)
Options granted during the years ended June 30, 2000 and 1999 resulted in total deferred compensation amounts of $2,784,000 and $8,619,000, respectively, which were included in deferred stock compensation in stockholders' equity. Deferred compensation expense is computed over the service period by using the aggregate percentage of compensation accrued by the end of each year of service (the vesting period). During the years ended June 30, 2000 and 1999, such compensation expense included in stock-based compensation in the statement of operations amounted to $5.2 million and $996,000, respectively. Annual amortization of deferred stock compensation for options granted as of June 30, 2000 is approximately $3.0 million, $1.6 million, $623,000 and $24,000 for the years ending June 30, 2001, 2002, 2003 and 2004, respectively.

Additional information with respect to the outstanding options as of June 30, 2000 is as follows:

                                                                                           OPTIONS EXERCISED
                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE    SUBJECT TO REPURCHASE
                        ---------------------------------------   --------------------   ----------------------
                                    WEIGHTED AVERAGE   AVERAGE                AVERAGE                 AVERAGE
                         NUMBER        REMAINING       EXERCISE    NUMBER     EXERCISE    NUMBER     REPURCHASE
PRICES                  OF SHARES   CONTRACTUAL LIFE    PRICE     OF SHARES    PRICE     OF SHARES     PRICE
------                  ---------   ----------------   --------   ---------   --------   ---------   ----------
$  .03 to  1.03         2,068,000         8.85          $ 0.73    1,448,000    $ 0.67    6,901,000     $0.13
  3.33 to 13.75         1,990,000         9.26            8.95      745,000      6.65           --        --
 14.63 to 19.94         3,337,000         1.85           19.22       68,000     19.25           --        --
 20.56 to 29.13         1,103,000         9.08           22.59      185,000     23.09           --        --
 30.00 to 35.56            73,000         9.34           32.59       29,000     31.25           --        --
                        ---------                                 ---------              ---------
                        8,571,000                                 2,475,000              6,901,000
                        =========                                 =========              =========

The Company calculated the minimum fair value of each option grant on the date of the grant using the minimum value option pricing model as prescribed by SFAS No. 123 through September 23, 1999. The fair value of the options granted subsequent to September 23, 1999 have been estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

                                                                          JULY 21, 1997
                                                   YEAR ENDED              (INCEPTION)
                                         ------------------------------      THROUGH
                                         JUNE 30, 2000    JUNE 30, 1999   JUNE 30, 1998
                                         --------------   -------------   -------------
Risk-free interest rates...............         6%              5%              6%
Expected lives (in years)..............         5               4               4
Dividend yield.........................         0%              0%              0%
Expected volatility....................        85%              0%              0%

                                                  AS REPORTED      PRO FORMA
                                                  ------------   -------------
Year ended June 20, 2000:
Net Loss........................................  $(91,286,000)  $(105,365,000)
Basic and diluted net loss per share............         (1.23)          (1.42)

Year ended June 30, 1999:
Net loss........................................  $(15,300,000)  $ (15,331,000)
Basic and diluted net loss per share............         (1.42)          (1.42)

Period from July 21, 1997 (inception) through
  June 30, 1998:
Net loss........................................  $    (25,000)  $     (25,000)
Basic and diluted net loss per share............            --              --

                                 NETZERO, INC.

14.  STOCK OPTIONS AND STOCK ISSUANCE PLANS (CONTINUED)
The weighted average grant-date fair value of options granted was $10.63, $.07 and $-- per share for the periods ended June 30, 2000, 1999, and 1998, respectively.

In September 1998, the Company issued options to a non employee investor to purchase 704,000 and 422,000 shares of Series A and Series B redeemable convertible preferred stock, respectively, at exercise prices equal to the respective Series A and Series B issuance prices. The Company incurred a charge of $67,000 relating to these options which is included in stock-based charges in the accompanying statement of operations. The options were exercised and the preferred shares issued in March 1999.

In December 1998, the Company issued, to a non-employee director, 225,000 options to purchase Series C convertible preferred stock at $.4297 per share. These options, which have a 48-month vesting period from the date of grant, were exercised in March 1999. The unvested portion remains subject to repurchase by the Company at the original issue price.

The Company has an Employee Stock Purchase Plan (ESPP), with a term of ten years, which expires in the year 2009, and under which 2,072,000 shares of the Company's common stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

During 2000, approximately 49,000 shares were purchased under the Company's ESPP at weighted average purchase price of $10.25 per share. At June 30, 2000 there were approximately 2,023,000 shares available for future issuance. The weighted average fair value of ESPP shares purchased in 2000 was $5.74 per share.

15.  COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

During the years ended June 30, 2000 and 1999, the Company entered into certain noncancelable lease obligations for certain computer and office equipment. The future minimum lease payments are discounted using varying interest rates over the two- to five-year lease terms.

Future minimum lease payments under noncancelable capital leases for the following fiscal years at June 30, 2000 are:

2001........................................................  $ 7,087,000
2002........................................................    5,016,000
2003........................................................    4,543,000
2004........................................................       18,000
                                                              -----------
Total minimum obligations...................................   16,664,000
Less: amounts representing interest.........................   (2,282,000)
                                                              -----------
Present value of minimum obligations........................   14,382,000
Less: current portion.......................................   (6,247,000)
                                                              -----------
Total.......................................................  $ 8,135,000
                                                              ===========

                                 NETZERO, INC.

15.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
OPERATING LEASES

The Company leases its facilities under noncancelable operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options. The Company must maintain letters of credit with financial institutions as a security deposit in accordance with certain facility lease agreements. The letters of credit, which remain in effect until various dates through June 2001, are collateralized by certificates of deposit and are classified as restricted cash at June 30, 2000.

Future minimum lease payments under operating leases for the following fiscal years at June 30, 2000 are:

2001........................................................  $ 2,487,000
2002........................................................    2,479,000
2003........................................................    2,520,000
2004........................................................    2,585,000
2005........................................................    2,480,000
Thereafter..................................................    8,590,000
                                                              -----------
Total.......................................................  $21,141,000
                                                              ===========

Total rental expense for operating leases was $1,908,000, $153,000 and $0 for the periods ended June 30, 2000, 1999 and 1998, respectively.

OTHER COMMITMENTS

Under the terms of a multi-year advertising agreement, the Company is commited to purchase approximately $19.1 million and $20.5 million in advertising for the fiscal years ending June 30, 2001 and 2002, respectively.

LITIGATION

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

                                 NETZERO, INC.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   SEPTEMBER 30    DECEMBER 31    MARCH 31    JUNE 30
                                                   -------------   ------------   ---------   --------
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
FISCAL 2000
Net revenues.....................................    $  7,720        $ 12,242     $ 16,858    $ 18,686
Gross profit (loss)..............................      (4,373)         (2,906)      (1,601)        871
Loss from operations.............................     (14,991)        (26,513)     (26,624)    (29,971)
Net loss.........................................    $(14,927)       $(24,576)    $(24,860)   $(26,923)
Basic and diluted net loss per share.............    $  (1.04)       $  (0.27)    $  (0.27)   $  (0.26)

FISCAL 1999
Net revenues.....................................    $     --        $    122     $    781    $  3,731
Gross loss.......................................          (6)           (942)      (3,198)     (3,646)
Loss from operations.............................        (217)         (1,789)      (5,125)     (8,284)
Net loss.........................................    $   (217)       $ (1,795)    $ (5,095)   $ (8,193)
Basic and diluted net loss per share.............    $  (0.02)       $  (0.22)    $  (0.50)   $  (0.72)

17.  SUBSEQUENT EVENTS

In July 2000, the Company issued approximately 1.7 million common stock options to all employees who had existing stock options that had an exercise price greater than $5.50 per share. The options granted vest 25% after six months and ratably over eighteen months thereafter. Additionally, the Company issued approximately 1.5 million shares of restricted common stock to certain employees. Such restricted shares vest in twelve equal quarterly installments commencing in August 2000.

SUBSEQUENT EVENTS (UNAUDITED)

In August 2000, the Company purchased all of the outstanding stock and stock options of Simpli.com, Inc. ("Simpli.com"). The purchase price was satisfied through the issuance of approximately 2.5 million shares of the Company's common stock and approximately $2.6 million in cash. Simpli.com is a targeted marketing infrastructure and search technology company which provides search and targeted marketing solutions based on user interests and preferences.

In September 2000, the Company issued approximately 5.6 million shares of its common stock to acquire all of the outstanding shares and stock options of RocketCash Corporation ("RocketCash"). RocketCash is an on-line gateway that enables customers to shop and buy online at merchant web-sites without a credit card, in a secure environment.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of NetZero, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 9, 2000 appearing in the 2000 Annual Report to Shareholders of NetZero, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule included on page F-22 of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Woodland Hills, California
August 9, 2000

                                 NETZERO, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                           ------------------------
                                              BALANCE AT   CHARGED TO    WRITE-OFFS   BALANCE AT
                                              BEGINNING     COSTS AND      NET OF       END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS               OF PERIOD     EXPENSES     RECOVERIES     PERIOD
--------------------------------------------  ----------   -----------   ----------   -----------
Year ended June 30, 2000....................  $  160,000   $ 1,834,000   $343,000(a)  $ 1,651,000

Year ended June 30, 1999....................  $       --   $   160,000   $       --   $   160,000

Period from July 21, 1997 (inception)
  to June 30, 1998..........................  $       --   $        --   $       --   $        --

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
--------------------------------------------

Year ended June 30, 2000....................  $5,993,000   $32,050,000   $       --   $38,043,000

Year ended June 30, 1999....................  $   10,000   $ 5,983,000   $       --   $ 5,993,000

Period from July 21, 1997 (inception)
  to June 30, 1998..........................  $       --   $    10,000   $       --   $    10,000

------------------------

(a) Represents specific accounts written off that were considered to be uncollectible.

                               INDEX TO EXHIBITS

EXHIBIT NO.  DOCUMENT
-----------  --------
 3.1**       Certificate of Incorporation of the Registrant.

 3.2**       Bylaws of the Registrant.

 4.1**       Specimen common stock certificate.

10.1+ Amendment to the Amended and Restated Start Page Agreement dated as of July 1, 2000 by and between the Registrant and LookSmart, Ltd.

10.2***++    Amended and Restated Start Page Agreement dated as of
             February 1, 2000 by and between the Registrant and
             LookSmart, Ltd.

10.3***      The ZeroPort Advertising Agreement dated as of February 5,
             2000 by and between the Registrant and idealab! Inc.

10.4*** Employment Agreement dated as of December 1, 1999, by and between the Registrant and Brian Woods.

10.5**++ Adserver License Agreement dated as of August 28, 1998, between the Registrant and NetGravity, as amended.

10.6**       Technology Assignment Agreement dated as of September 11,
             1998, by and between the Registrant and Impact Software, Inc.

10.7** Form of Stock Restriction Agreement between the Registrant and the founders.

10.8**++ Quotation for Dialinx Services dated December 9, 1998, between the Registrant and GTE Internetworking Incorporated, as amended.

10.9** Master Agreement dated as of October 13, 1998, by and between the Registrant and GTE Internetworking Incorporated.

10.10** Standard Office Lease dated as of March 6, 1999, as amended on March 7, 1999, by and between the Registrant and Westlake
             Gardens.

10.11**      Addendum to Stock Option Agreements.

10.12** Employment Agreement dated as of March 20, 1999, by and between the Registrant and Frederic A. Randall, Jr.

10.13**      Employment Agreement dated as of March 20, 1999, between the
             Registrant and Mark R. Goldston.

10.14** Stock Pledge Agreement dated as of March 20, 1999 between the Registrant and Mark R. Goldston, as amended.

10.15** Note secured by Stock Pledge Agreement dated March 20, 1999, made by Mark R. Goldston in favor of the Registrant, as amended.

10.16**++    Software License and Service Agreement dated as of April 14,
             1999, between the Registrant and Oracle Corporation.

10.17** Employment Agreement dated as of April 17, 1999, by and between the Registrant and Charles S. Hilliard.

10.18**      Stock Pledge Agreement dated April 17, 1999, between the
             Registrant and Charles S. Hilliard.

10.19** Note secured by Stock Pledge Agreement dated April 17, 1999 made by Charles S. Hilliard in favor of the Registrant.

EXHIBIT NO.  DOCUMENT
-----------  --------
10.20**      Amended and Restated Investors' Rights Agreement dated as of
             May 10, 1999, by and among the Registrant and the investors, officers and founders listed on schedules thereto.

10.21**      1998 Stock Option/Stock Issuance Plan.

10.22**      1999 Stock Option/Stock Issuance Plan.

10.23** Form of Indemnification Agreement between the Registrant and its directors.

10.24**      1999 Stock Incentive Plan.

10.25**      Employee Stock Purchase Plan.

10.26** Form of Indemnification Agreement between the Registrant and its executive officers.

11.1 Statement re computation of earnings per share (included in Note 11 to the consolidated financial statements filed as part of this Annual Report on Form 10-K).

23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.

27.1         Financial Data Schedule.

------------------------

* Incorporated by reference herein to the Form 8-K and all amendments thereto filed with the securities and Exchange Commission on December 14, 1999.

** Incorporated by reference herein to the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-82827).

*** Incorporated by reference herein to the Form 10-Q and all amendments thereto filed with the Securities and Exchange Commission on May 15, 2000.

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

++ Confidential treatment has been requested and received for certain portions of this exhibit.