Form 10-Q
period 2000-09-30
NETZERO INC
filed 2000-11-14
CIK 1089944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ----------- TO ----------

                        COMMISSION FILE NUMBER 000-27405

                                   -----------

                                  NETZERO, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                          95-4644384
    (State or other jurisdiction of     (I.R.S. Employer Identification No.
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

                                   -----------

      Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Number of shares of common stock outstanding as of November 1, 2000:
124,879,016 shares.

                                      INDEX


                                                                         PAGE
                                                                         ----
PART I FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets at September 30, 2000 and June
          30, 2000                                                         3

          Consolidated Statements of Operations for the three months
          ended September 30, 2000 and 1999                                4

          Consolidated Statements of Cash Flow for the three months
          ended September 30, 2000 and 1999                                5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      26

PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                               27

Item 2.   Changes in Securities and Use of Proceeds                       27

Item 3.   Defaults Upon Senior Securities                                 27

Item 4.   Submission of Matters to a Vote of Security Holders             27

Item 5.   Other Information                                               27

Item 6.   Exhibits and Reports on Form 8-K                                27

          A. Exhibits
          B. Reports on Form 8-K

SIGNATURES                                                                28

      In this Report, "NetZero," the "Company," "we," "us" and "our" collectively refers to NetZero, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

                                  NETZERO, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,       June 30,
                                                                                        2000             2000
                                                                                   --------------    -------------
                                                                                    (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                        $ 132,696,000    $ 201,512,000
  Short-term investments                                                              80,163,000       36,353,000
  Restricted cash                                                                      4,618,000        6,982,000
  Accounts receivable, net of allowance for doubtful accounts of $1,697,000 and
      $1,651,000 at September 30, 2000 and June 30, 2000, respectively                18,679,000       15,748,000
  Other current assets                                                                 7,878,000        3,941,000
                                                                                   -------------    -------------
      Total current assets                                                           244,034,000      264,536,000
Property and equipment, net                                                           36,890,000       37,662,000
Restricted cash                                                                        2,775,000        2,692,000
Intangible assets                                                                     57,849,000       19,523,000
Other assets                                                                           1,621,000        1,545,000
                                                                                   -------------    -------------
      Total assets                                                                 $ 343,169,000    $ 325,958,000
                                                                                   =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $  23,718,000    $  18,727,000
  Accrued liabilities                                                                  2,745,000        2,506,000
  Deferred revenue                                                                       561,000          825,000
  Current portion of notes payable                                                     1,701,000        1,641,000
  Current portion of capital leases                                                    5,835,000        6,247,000
                                                                                   -------------    -------------
    Total current liabilities                                                         34,560,000       29,946,000

Notes payable less current portion                                                     1,695,000        2,143,000
Capital leases less current portion                                                    7,064,000        8,135,000
                                                                                   -------------    -------------
    Total liabilities                                                                 43,319,000       40,224,000
                                                                                   -------------    -------------
Stockholders' equity
  Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2000 and
      June 30, 2000, respectively                                                              -                -
  Common stock, $0.001 par value; 500,000,000 shares authorized at
      September 30, 2000 and June 30, 2000, respectively; 126,192,000 and
      116,712,000 shares issued and outstanding at September 30, 2000 and
      June 30, 2000, respectively                                                        125,000          118,000
  Additional paid-in capital                                                         466,333,000      405,847,000
  Notes receivable from stockholders                                                    (808,000)        (799,000)
  Deferred stock-based charges                                                       (30,324,000)     (12,821,000)
  Accumulated deficit                                                               (135,476,000)    (106,611,000)
                                                                                   -------------    -------------
      Total stockholders' equity                                                     299,850,000      285,734,000
                                                                                   -------------    -------------

      Total liabilities and stockholders' equity                                   $ 343,169,000    $ 325,958,000
                                                                                   =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NETZERO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                      --------------------------------
                                                                                           2000              1999
                                                                                      --------------     -------------
Net revenues                                                                          $  16,466,000      $   7,720,000
Cost of revenues (excluding stock-based charges of $150,000 and $88,000
    for the three months ended September 30, 2000 and 1999, respectively)                17,458,000         12,093,000
                                                                                      -------------      -------------
Gross loss                                                                                 (992,000)        (4,373,000)
                                                                                      -------------      -------------
Operating expenses:
  Sales and marketing (excluding stock-based charges of  $1,138,000 and $244,000
    for the three months ended September 30, 2000 and 1999, respectively)                12,867,000          4,885,000
  Product development (excluding stock-based charges of $751,000 and $74,000 for
    the three months ended September 30, 2000 and 1999, respectively)                     4,220,000          1,369,000
  General and administrative (excluding stock-based charges of $2,693,000 and
    $898,000 for the three months ended September 30, 2000 and 1999, respectively)        5,750,000          3,060,000
  Stock-based charges                                                                     4,732,000          1,304,000
  Amortization of intangible assets                                                       3,818,000                  -
                                                                                      -------------      -------------
    Total operating expenses                                                             31,387,000         10,618,000
                                                                                      -------------      -------------
Loss from operations                                                                    (32,379,000)       (14,991,000)
                                                                                      -------------      -------------
Interest income                                                                           3,917,000            285,000
Interest expense                                                                           (403,000)          (221,000)
                                                                                      -------------      -------------
Net loss                                                                              $ (28,865,000)     $ (14,927,000)
                                                                                      =============      =============
Basic and diluted net loss per share                                                  $       (0.27)     $       (1.04)
                                                                                      =============      =============
Weighted average number of shares used to calculate basic and diluted net loss
  per share                                                                             107,688,000        14,365,000
                                                                                      =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NETZERO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                    --------------    -------------
                                                                                         2000              1999
                                                                                    --------------    -------------

Cash flows from operating activities:
     Net loss                                                                       $ (28,865,000)    $ (14,927,000)
     Adjustments to reconcile net loss to net cash used for
       operating activities:
       Depreciation and amortization                                                    7,451,000         1,618,000
       Loss on disposal of property and equipment                                          71,000               -
       Allowance for doubtful accounts                                                     46,000           239,000
       Stock-based charges                                                              4,732,000         1,304,000
       Accrued interest - notes receivable from stockholders                               (9,000)          (27,000)
       Changes in operating assets and liabilities (excluding the effects of the acquisitions):
         Restricted cash                                                                2,523,000           (95,000)
         Accounts receivable                                                           (2,907,000)       (2,811,000)
         Other assets                                                                  (2,629,000)       (5,969,000)
         Accounts payable and accrued expenses                                          2,297,000         8,197,000
         Deferred revenue                                                                (309,000)        1,978,000
                                                                                    -------------     -------------
             Net cash used for operating activities                                   (19,449,000)      (10,495,000)
                                                                                    -------------     -------------
Cash flows from investing activities:
   Purchases of property and equipment                                                 (1,624,000)       (4,337,000)
   Purchase of patent rights                                                              (50,000)              -
   Purchase of short-term investments                                                 (43,778,000)
   Cash paid for acquisitions, net of cash acquired                                    (2,050,000)
   Proceeds from sale of fixed assets                                                           -               -
                                                                                    -------------     -------------
             Net cash used for investing activities                                   (47,502,000)       (4,337,000)
                                                                                    -------------     -------------
Cash flows from financing activities:
   Payments on capital leases                                                          (1,496,000)         (408,000)
   Payments on notes payable                                                             (388,000)         (413,000)
   Proceeds from notes payable                                                                -           3,498,000
   Proceeds from exercise of stock options                                                 19,000           120,000
   Net proceeds from issuance of common stock                                                 -         169,718,000
                                                                                    -------------     -------------
             Net cash provided by (used for) financing activities                      (1,865,000)      172,515,000
                                                                                    -------------     -------------
     Change in cash and cash equivalents                                              (68,816,000)      157,683,000
Cash and cash equivalents, beginning of period                                        201,512,000        24,035,000
                                                                                    -------------     -------------
Cash and cash equivalents, end of period                                            $ 132,696,000     $ 181,718,000
                                                                                    =============     =============


Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                           $     386,000     $     162,000
                                                                                    =============     =============
Supplemental disclosure of non-cash investing and financing activities:
   Equipment obtained under capital leases                                                    -       $     637,000
                                                                                    =============     =============
   Common Stock issued for acquisitions                                             $  49,802,000     $           -
                                                                                    =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NETZERO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  ORGANIZATION AND BUSINESS.

NetZero, Inc. was incorporated in July 1997 and launched its service in October 1998. The Company is a leading provider of advertising- and commerce-supported Internet access, offering a broad range of interactive marketing, research and measurement solutions. NetZero offers consumers free access to the Internet, free e-mail and custom navigation tools that provide "speed dial" to key sites on the Internet. Through proprietary technologies, the Company offers advertisers targeting capabilities through numerous online advertising and sponsorship channels. The Company's CyberTarget division offers marketers and advertisers mass-scale, online market research and measurement services.

2.  BASIS OF PRESENTATION.

The consolidated financial statements are unaudited, other than the balance sheet information for the Company as of June 30, 2000 and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain amounts in the prior year's financial statements have been reclassified to conform with the presentation of the current period. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 filed on September 28, 2000 with the Securities and Exchange Commission (the "SEC").

At September 30, 2000, the Company had cash, cash equivalents and short-term investments of approximately $212.9 million. The Company considers its existing cash, cash equivalents and short-term investments to be adequate to fund its operating activities, capital expenditures and other obligations for at least the next 12 months. However, in the longer term, additional capital may be needed in order to fund more rapid growth, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stock holders.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.  RECENT ACCOUNTING PRONOUNCEMENTS.

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 did not have a material impact on financial position, results of operations or cash flows. The Company was required to implement SFAS No. 133 in the first quarter of fiscal 2001.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which requires implementation of SAB 101 by the Company no later than June 30, 2001. The SEC has recently issued additional guidance in the form of its Frequently Asked Questions and Answers document issued in October 2000. At this time, the Company is still assessing the impact of SAB
101 and this recently issued guidance and the effect, if any, on the Company's financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 provides guidance for issues arising in applying APB 25. FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The application of FIN 44 has not had a material impact on the Company's financial reporting.

4.  ACQUISITIONS.

In December 1999, the Company acquired 100% of the outstanding capital stock and options of AimTV, Inc. ("AimTV"). AimTV has developed a patent-pending technology designed to enable advertisers to run broadcast-quality commercials over narrowband Internet connections. Pursuant to the terms of the agreement, the outstanding capital stock and options were exchanged for approximately 973,000 shares of common stock and options to purchase common stock of NetZero. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of AimTV have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.7 million. The excess purchase price is comprised of approximately $14.3 million of goodwill and $9.4 million of identifiable intangible assets which are being amortized over their estimated useful lives ranging from two to three years.

In August 2000, the Company acquired Simpli.com. Inc. ("Simpli.com") in a stock and cash transaction. Simpli.com is a targeted marketing infrastructure and search technology company. Pursuant to the terms of the agreement, the Company issued 2.5 million shares of common stock and paid $2.6 million in cash. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of Simpli.com have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.5 million. The excess purchase price is comprised of approximately $8.7 million of goodwill, $8.4 million of deferred stock-based compensation and $6.4 million of identifiable intangible assets all of which are being amortized over periods ranging from two to three years.

In September 2000, the Company acquired RocketCash Corporation ("RocketCash") in a stock for stock transaction. RocketCash is a leading online gateway that enables consumers, particularly the rapidly growing teen market, to shop and buy securely on the Internet without a credit card. Pursuant to the terms of the agreement, the Company issued approximately 5.2 million shares of common stock and options to purchase commmon stock. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of RocketCash have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $30.2 million. The excess purchase price is comprised of approximately $18.1 million of goodwill, $9.0 million of identifiable intangible assets and $3.1 million of deferred stock-based compensation all of which are being amortized over periods ranging from two to three years.

As part of the acquisition of RocketCash, the Company issued 500,000 shares of its common stock in connection with a RocketCash consumer marketing program and recorded stock-based charges of approximately $2.8 million. These charges are being amortized over the fifteen month term of the agreement.

The following summarized unaudited pro forma financial information for the three month periods ended September 30, 2000 and 1999 assumes that the acquisitions of AimTV, Simpli.com and RocketCash had occurred at the beginning of each period presented:

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                            2000                1999
                                                       -------------       ------------

Net revenues.......................................    $ 16,466,000        $  7,720,000
Net loss...........................................    $(35,091,000)       $(24,150,000)
Net loss per share.................................    $      (0.31)       $      (1.14)


5.  CONCENTRATION OF CREDIT RISK.

At September 30, 2000, one customer comprised 14% and at June 30, 2000 two customers comprised 16% and 14% of the accounts receivable balance, respectively. For the quarter ended September 30, 2000, two customers comprised 24% and 11% of revenues, respectively. For the quarter ended September 30, 1999, two customers comprised 39% and 29% of revenues, respectively.

6.  EQUITY.

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

PRIVATE PLACEMENT

In April 2000, the Company completed a private placement of 11.5 million shares of the Company's common stock and realized proceeds of approximately $144 million.

RESTRICTED STOCK AWARDS

In July 2000, certain employees were granted restricted stock awards totaling approximately 1.5 million shares of common stock. The shares of common stock subject to such awards will vest and be issued in twelve successive equal quarterly installments beginning in August 2000. The Company has recorded deferred stock-based charges of approximately $7.8 million in connection with these awards.

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

The following table sets forth the computation of basic and diluted net loss per share:

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   --------------------
                                                   2000            1999
                                                ------------    ------------

Numerator:
  Net loss...........................           $(28,865,000)   $(14,927,000)
                                                ------------    ------------
Denominator:
  Weighted average common shares.....            118,997,000      30,933,000
  Adjustment for common shares
    subject to repurchase............            (11,309,000)    (16,568,000)
                                                ------------    ------------
  Adjusted weighted average common
    shares...........................            107,688,000      14,365,000
                                                ============    ============

Basic and diluted net loss per share            $      (0.27)   $      (1.04)
                                                ============    ============

8.  COMMITMENTS AND CONTINGENCIES.

The Company is not currently party to any material legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and our Form 10-K for the year ended June 30, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We are a leading provider of advertising- and commerce-supported Internet access offering a broad range of interactive marketing, research and measurement solutions. We offer consumers reliable free access to the Internet, free e-mail and customizable navigation tools that provide "speed dial" to key sites on the Internet. Through September 30, 2000 approximately 5.7 million users registered for our free Internet access service, of which approximately 2.3 million used our service in the month of September 2000. Our service is available in more than 5,000 cities across North America. We offer advertisers targeting capabilities through numerous on-line advertising channels. We offer advertisers and commerce partners a variety of additional services to build their brands and market their products, including referring our users to partners' web-sites, enabling customer registrations and facilitating electronic commerce transactions. Our CyberTarget division offers marketers and advertisers mass-scale, on-line market research and measurement services. Our RocketCash subsidiary, acquired in September 2000, provides users with a secure online gateway to make purchases without a credit card.

We incorporated in July 1997 and launched our Internet access service in October 1998. During that period, we had no revenues and our operating activities related primarily to the development of our proprietary zCast software. Since October 1998, we have focused on developing our business and building the NetZero brand.

In December 1999, we acquired AimTV which has developed a patent-pending technology to run broadcast quality commercials over narrowband Internet connections resulting in the launch of NZTV in May 2000. The acquisition of AimTV was accounted for under the purchase method of accounting. In August 2000, we acquired Simpli.com which, when integrated into the NetZero service, is intended to enhance our targeting capabilities. In September 2000, we acquired RocketCash, an online gateway that enables users, particularly the rapidly growing teen market, to shop online without the use of a credit card. These acquisitions have been accounted for using the purchase method of accounting.

REVENUES

We generate revenues through media fees, direct marketing agreements, referring our users to partners' web-sites, enabling customer registrations for partners and facilitating electronic commerce transactions. We also intend to generate revenues through our CyberTarget division by offering marketers, advertisers and market research companies mass-scale, online market research and measurement services using our zCast technology. We have only recently begun offering several of our products and services, including CyberTarget, and there is no assurance as to when, or if, these products or services will make a significant contribution to our revenue.

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

Advertising on the Internet, particularly the products and services we offer, is a relatively new industry, and there is no assurance that the products and services we offer now or in the future will meet with commercial acceptance. In addition, competition for Internet-based advertising revenues is intense and the amount of available advertising inventory on the Internet is increasing at a significant rate. These factors are causing Internet advertising rates to decline, and it is possible that rates will continue to decline in the future. Many of the purchasers of Internet advertising have been companies with Internet-based business models. Certain of these companies have come under financial pressure and have not been able to access the capital markets to fund their operations. This trend has impacted our ability to generate revenues and could continue to do so in the future. This trend could also result in increased allowances for doubtful accounts. Due to market forces and other factors, our revenues and results of operations may fluctuate from period to period.

We do not currently anticipate that inflation will have a material impact on our results of operations.

COST OF REVENUES

Cost of revenues consists of telecommunications costs, depreciation of network equipment, occupancy costs and personnel and related expenses of our network department. We have expended significant funds on our network infrastructure. While we may expend significant additional funds on capital expenditures in the future, such expenditures may be dependent upon our expectation of user growth and usage patterns, as well as needs associated with acquired businesses and new products. Telecommunications costs for network access are expensed as incurred. Our failure to accurately forecast users' needs could result in significant overcapacity, which would adversely impact our results of operations. Conversely, under-forecasting usage could adversely impact the ability of users to receive adequate service and adversely impact our reputation and our ability to maintain or increase our subscriber base. We have limited history in forecasting our user requirements, and there can be no assurance that we will be able to accurately forecast such requirements in the future.

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses include salaries, employee benefits and expenses for executive, finance, legal, human resources and internal and customer support personnel. In addition, general and administrative expenses include fees for professional services, third-party customer support and occupancy costs.

STOCK-BASED CHARGES

In connection with the issuance of restricted shares of our common stock and options to purchase our common stock for the acquisitions of Simpli.com, and RocketCash, we recorded deferred stock-based charges of approximately $11.5 million in the September quarter. We are amortizing these charges over the vesting period of the applicable shares, generally three years.

As part of the acquisition of RocketCash, we issued 500,000 shares of our common stock in connection with a RocketCash consumer marketing program and we recorded stock-based charges of approximately $2.8 million. We are amortizing these charges over the fifteen month term of the agreement.

In connection with the grant of restricted shares and stock options to employees and the imposition of restrictions on shares of stock held by certain founders through September 30, 2000, we recorded deferred stock-based charges of approximately $19.6 million. These deferred stock-based charges represent the difference between the deemed fair value of common stock for accounting purposes and the exercise price of these options or shares at the date of grant. We are amortizing this amount over the vesting periods of the applicable options or shares, generally three to four years.

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

CONSOLIDATED RESULTS OF OPERATIONS.

The following tables set forth, for the periods presented, selected unaudited consolidated statements of operations data in dollars and as a percentage of total revenues:



                                             Three Months Ended September 30,
                                             --------------------------------
                                                  2000                1999
                                             ------------         -----------
                                                      (in thousands)

Net Revenues..............................      $ 16,466            $  7,720
Cost of Revenues..........................        17,458              12,093
                                                --------            --------

Gross Loss................................          (992)             (4,373)
Operating Expenses:
  Sales and marketing.....................        12,867               4,885
  Product development.....................         4,220               1,369
  General and administrative..............         5,750               3,060
  Stock-based charges.....................         4,732               1,304
  Amortization of intangible assets.......         3,818                   -
                                                --------            --------
Total operating expenses..................        31,387              10,618
                                                --------            --------

Loss from operations......................       (32,379)            (14,991)
Net interest income.......................         3,514                  64
                                                --------            --------
Net loss..................................      $(28,865)           $(14,927)
                                                ========            ========




                                             Three Months Ended September 30,
                                             --------------------------------
                                                  2000                1999
                                             -------------       ------------

As a percentage of net revenues:
Net Revenues..............................           100%                100%
Cost of Revenues..........................           106                 157
                                                    ----                ----
Gross Loss................................            (6)                (57)
Operating Expenses:
  Sales and marketing.....................            78                  63
  Product development.....................            26                  18
  General and administrative..............            35                  39
  Stock-based charges.....................            29                  17
  Amortization of intangible assets.......            23                   -
                                                    ----                ----
Total operating expenses..................           191                 137
                                                    ----                ----

Loss from operations......................          (197)               (194)
Net interest income.......................            22                   1
                                                    ----                ----
Net loss..................................          (175)%              (193)%
                                                    ====                ====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES.

Revenues for the three months ended September 30, 2000 were $16.5 million, which represented an increase of $8.8 million, or 113%, from $7.7 million for the three months ended September 30, 1999. The increase was primarily attributable to revenues generated from sponsorships on the ZeroPort, increased sales of banner advertisements, primarily through our in-house sales force, our start page agreement with LookSmart and sales of NZTV. Specifically, we generated approximately $3.9 million, or 24% of our total revenues for the three months ended September 30, 2000, from our start page agreement. This amount represented an increase of approximately $0.9 million from the $3.0 million of revenues generated from our start page agreement for the three months ended September 30, 1999, which represented approximately 39% of our total revenues for that period.

COST OF REVENUES.

Cost of revenues for the three months ended September 30, 2000 was $17.5 million, which represented an increase of $5.4 million, or 44%, from $12.1 million for the three months ended September 30, 1999. The increase was primarily attributable to increased telecommunications usage related to the growth in our user base and increased depreciation related to our internal network costs, partially offset by a reduction in cost per user hour. During the September 2000 quarter, the Company's cost of telecommunications services purchased averaged less than $0.20 per user hour.

SALES AND MARKETING.

Sales and marketing expenses for the three months ended September 30, 2000 were $12.9 million, which represented an increase of $8.0 million, or 163%, from $4.9 million for the three months ended September 30, 1999. The increase was primarily due to our sponsorship of the NBC telecast of the 2000 Summer Olympics in Sydney, an increase in other media advertising and promotion expense and an increase in sales and marketing personnel and related costs.

PRODUCT DEVELOPMENT.

Product development expenses for the three months ended September 30, 2000 were $4.2 million, which represented an increase of $2.8 million, or 208%, from $1.4 million for the three months ended September 30, 1999. The increase was primarily due to the hiring of additional personnel and increased depreciation related to equipment used in product development and testing.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses for the three months ended September 30, 2000 were $5.8 million, which represented an increase of $2.7 million, or 88%, from $3.1 million for the three months ended September 30, 1999. The increase was primarily due to the hiring of additional administrative personnel, increased customer support costs and increased occupancy costs.

STOCK-BASED CHARGES.

For the three months ended September 30, 2000 and September 30, 1999, amortization of deferred stock-based charges was $4.7 million and $1.3 million, respectively. The increase of $3.4 million, or 263%, is due to amortization of deferred stock-based charges related to warrants issued in connection with a four-year CD distribution agreement, amortization of restricted shares issued to certain employees and shares issued in connection with the acquisitions of Simpli.com and RocketCash.

AMORTIZATION OF INTANGIBLE ASSETS.

Amortization of intangible assets for the three months ended September 30, 2000 was $3.8 million as a result of our acquisitions of AimTV in December 1999, Simpli.com in August 2000 and RocketCash in September 2000.

INTEREST INCOME AND INTEREST EXPENSE.

Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists primarily of interest expense on capital leases and notes payable. Interest income, net, for the three months ended September 30, 2000 was $3.5 million, which represented an increase of $3.4 million from net interest income of $0.1 million for the three months ended September 30, 1999. The increase was primarily due to interest earned on cash balances from the proceeds of our initial public offering and a private placement of our common stock in April 2000, partially offset by an increase in interest expense on capital leases and notes payable.

INCOME TAXES.

As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the three months ended September 30, 2000 and September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

From inception of the business to September 2000, our operations were financed primarily through the sale of equity securities, cash generated from sales of our products and, to a lesser extent, equipment lease financing. At September 30, 2000 we had approximately $213 million in cash, cash equivalents and short-term investments and approximately $7.4 million in restricted cash.

Net cash used for operating activities was $18.5 million and $10.5 million for the three months ended September 30, 2000 and 1999, respectively, and consisted primarily of operating losses, increases in accounts receivable and other assets, partially offset by depreciation and amortization, stock-based charges and increases in accounts payable and accrued expenses.

Net cash used for investing activities was $47.5 million for the three months ended September 30, 2000. $43.8 million represented the purchase of short-term investments and the balance was for acquisitions and capital expenditures. In the three months ended September 30, 1999, cash used for investing activities of $4.3 million related to capital expenditures.

Net cash used for financing activities was $2.8 million for the three months ended September 30, 2000 and was due primarily to payments on capital lease and notes payable obligations. In the three months ended September 30, 1999 cash provided from financing activities was $172.5 million and was principally due to the proceeds from our initial public offering.

We have incurred significant operating losses since we began our business and we expect this trend to continue for the foreseeable future. In order to succeed we must increase our revenues while controlling our telecommunications costs, our operating expenses and our capital expenditures. Many factors will impact our ability to grow revenues including, but not limited to, the growth in our user base, the rate of increase in Internet advertising and our ability to sell our existing products and develop new products to further monetize our users. We have invested significantly in our network infrastructure, software licenses and furniture, fixtures and equipment and we may need to make further significant investments in the future. The actual amount of capital expenditures will depend on the rate of growth in our user base, which is difficult to predict and which could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology. We intend to use cash to fund our operating losses and a combination of cash and capital lease financing to fund our capital expenditures. However, there is no assurance that lease financing will be available on favorable terms, if at all, in which case we would be required to use a greater portion of cash to fund capital expenditures.

We currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next 12 months. However, we may need additional capital in order to fund more rapid growth, expand our marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If, in the future, we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financings, strategic relationships or other arrangements. This additional funding, if needed, might not be available to us on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Statndards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 did not have a material impact on financial position, results of operations or cash flows. The Company was required to implement SFAS No. 133 in the first quarter of fiscal 2001.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which requires implementation of SAB 101 by the Company no later than June 30, 2001. The SEC has recently issued additional guidance in the form of its Frequently Asked Questions and Answers document issued in October 2000. At this time, the Company is still assessing the impact of SAB
101 and this recently issued guidance and the effect, if any, on the Company's financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 provides guidance for issues arising in applying APB 25. FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The application of FIN 44 has not had a material impact on the Company's financial reporting.

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

In addition to seasonality, there are several other factors that may cause our quarter to quarter revenues to fluctuate significantly, including changes in advertising rates due to increased competition, fluctuations in our user count, termination of our material contracts, such as the LookSmart agreement, and the effect of short term contracts which provide significant revenues in one quarter but do not provide significant revenues in subsequent quarters. These and other factors may cause significant fluctuations in our quarter to quarter revenues.

A small number of customers have accounted for, and may in the future account for, a significant portion of revenues. For example, in the quarter ended September 30, 2000, LookSmart accounted for 24% of our revenues. The agreement with LookSmart was renewed in February 2000 and will extend through February 2001. There is no assurance that such agreement will be renewed or, if renewed, will continue to generate comparable revenues. We no longer have any agreements in effect with third party sales organizations that we believe will result in significant revenues. We intend to focus primarily on our in-house sales organization for our advertising sales. The termination of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew material agreements or to replace such agreements with similar agreements with new customers.

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

OUR MARKET SHARE AND REVENUES WOULD SUFFER IF WE WERE NOT ABLE TO COMPETE EFFECTIVELY FOR USERS WITH ESTABLISHED AND NEW PROVIDERS OF INTERNET ACCESS SERVICES.

COMPETITORS

Competition for users is increasing. We currently compete or expect to compete for users with the following types of companies that provide access services:

      o companies that provide free Internet access under their own brands, such as Juno Online Services, Inc., as well as companies such as 1stUp.com and Spinway that provide free Internet access co-branded with, or under the brands of, third parties;

      o established online service and content providers, such as America Online and The Microsoft Network;

      o independent national Internet service providers, such as EarthLink and Prodigy;

      o     national long-distance carriers, such as AT&T, GTE and MCI WorldCom;

      o local telephone companies and regional Bell operating companies, such as Pacific Bell;

      o     numerous regional and local commercial Internet service providers;

      o computer hardware and software and other technology companies, such as IBM and Microsoft;

      o     cable operators and online cable services, such as Excite@Home;

      o Internet portals and search engines such as Yahoo!, Alta Vista and Lycos;

      o     retail companies such as K-Mart and Costco; and

      o     nonprofit or educational Internet service providers.

We expect that competition for users will continue to intensify for the foreseeable future. We believe that additional competitors for Internet users, including major computer manufacturers, retail companies, and software, media and telecommunications companies, will continue to enter the Internet access market. Existing competitors may take steps such as reducing their subscriber fees, offering promotions for access services, or bundling free access services with other product offerings. For example, Alta Vista, Excite and Lycos, leading portals and search engines, now offer free Internet access solutions in conjunction with 1stUp.com; K-Mart, SOFTBANK, Spinway and Yahoo, have invested in, or entered into relationships with, Bluelight.com to form a new free Internet access provider; and both Microsoft and CompuServe have partnered with personal computer makers and consumer electronics retailers to offer consumers rebates on computer equipment when the consumer signs up for their Internet access services. New entrants have announced Internet access models similar to ours, and the implementation of similar models by new entrants or existing competitors could limit the value of our consumer proposition. As awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access services, resulting in even greater competition for us.

We believe that increased competition has impacted our growth and will likely continue to impact our growth in the future, resulting in increased user turnover and additional sales and marketing expenses that increase user acquisition cost. Increased competition could also result in decreased advertising revenue. Since we do not charge our users membership fees, we may not be able to offset the effect of these increased costs, and we may not have the resources to continue to compete successfully. The ability of our competitors to acquire other Internet providers or to enter into strategic alliances or joint ventures could also put us at a significant competitive disadvantage.

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

IF WE FAIL TO GROW OUR USER BASE, WE MAY NOT BE ABLE TO GENERATE REVENUES, DECREASE PER-USER TELECOMMUNICATIONS COSTS OR IMPLEMENT OUR STRATEGY.

If we are unable to grow our user base, we may not be able to generate revenues, decrease per-user telecommunications costs or implement our strategy. We intend to generate new users through other distribution channels, such as television, radio and print media advertising, direct marketing campaigns, and bundling, co-branding and retail distribution arrangements. However, we have limited experience with marketing our service through these channels. If these distribution channels prove more costly or less effective than anticipated, it could adversely impact our ability to grow. We would also be unable to grow our user base if a significant number of our current registered users stopped using our service. There are a variety of reasons why users would discontinue using our service, including:

      o users may decide they do not like the always-present nature of the ZeroPort;

      o     users may not like having their online activities tracked;

      o reliability issues, which we have experienced in the past and may experience in the future, may cause user dissatisfaction; and

      o our limited user support may frustrate users who have difficulty using our service.

There is no assurance that we will be able to successfully address these issues and retain our existing user base.

OUR ADVERTISING REVENUES WILL SUFFER IF WE ARE UNABLE TO DEMONSTRATE THAT OUR REGISTERED USERS ARE ACTIVELY USING OUR SERVICE.

If we are not able to demonstrate to our advertisers that our registered users are actively using our service, advertisers may choose not to advertise with us and our advertising revenues could be materially and adversely affected. While approximately 5.7 million users had registered for our service as of September 30, 2000, approximately 2.3 million had used our service during the month of September. We believe that a number of our users have Internet access accounts with our competitors. As a result, these users may not use NetZero as their primary Internet service provider. Also, some new users use the Internet only as a novelty and do not become consistent users of Internet services and, therefore, may be less likely to continue using our service.

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

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ACQUISITIONS INTO OUR OPERATIONS, THEN OUR RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

We have made a number of acquisitions and may continue to make acquisitions or undertake other business combinations that can complement our current or planned business activities. Such acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

      o disruption of our ongoing business and diversion of resources and management time;

      o     unforeseen obligations or liabilities;

      o     difficulty assimilating the acquired operations and personnel;

      o risks of entering markets in which we have little or no direct prior experience;

      o potential impairment of relationships with employees or users as a result of changes in management; and

      o potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

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

OUR REVENUES WOULD SIGNIFICANTLY DECREASE IF WE LOSE KEY CUSTOMERS.

A small number of customers have accounted for, and may in the future account for, a significant portion of our revenues. For example, we derived approximately 24% of our revenues for the quarter ended September 30, 2000 from an agreement with LookSmart. Our agreement with LookSmart was renewed in February 2000 and will expire on February 15, 2001. There can be no assurance that the agreement with LookSmart will be renewed or, if renewed, will result in a comparable level of revenues. During the year ended June 30, 2000 we generated a significant portion of our revenues from third party sales organizations. We no longer have any agreements in effect with third party sales organizations that we believe will result in significant revenues. We intend to focus primarily on our in-house sales organizations for our advertising sales. The termination of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew our material agreements or to replace such agreements with similar agreements with new customers.

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

IF OUR SOFTWARE OR HARDWARE CONTAINS ERRORS, OUR BUSINESS COULD BE SERIOUSLY HARMED.

The software and hardware used to operate and provide our services is complex and, accordingly, may contain undetected errors or failures. We have in the past encountered, and may in the future encounter, errors in the software or hardware used to operate and provide our services. This has resulted in, and may in the future result in, a number of adverse consequences, including:

      o users being disconnected from our service or being unable to access our service;

      o     loss of data or revenue;

      o     injury to reputation; and

      o     diversion of development resources.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IF WE ARE NOT ABLE TO PROTECT OUR PROPRIETARY RIGHTS.

If we are not able to protect our proprietary rights, we may not be able to compete effectively. We principally rely upon patent, copyright, trade secret and contract laws to protect our proprietary technology. We cannot be certain that we have taken adequate steps to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, since we provide our Internet access software for free, we are extremely susceptible to various forms of unauthorized use of our software. These actions could adversely affect our brand name.

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

In connection with the initial public offering, NetZero paid an aggregate of $12.9 million in underwriting discounts and commissions to the underwriters and paid other expenses in the amount of approximately $1.8 million. After deducting the underwriting discounts and commissions and offering expenses, NetZero received net proceeds from the offering of approximately $169.3 million. As of September 30, 2000, NetZero had used approximately $100 million of the net proceeds from the offering to fund its operating losses and capital expenditures. The balance of the proceeds will be used for general corporate purposes including additions and enhancements to the Company's server and network infrastructure, working capital, expansion of its sales and marketing capabilities and brand-name promotions. NetZero may also use a portion of its proceeds for acquisitions of complementary businesses, services or technology. Pending these uses, the net proceeds of the offering will be invested in short-term, interest-bearing, investment-grade instruments. None of the net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of NetZero or their associates, persons owning 10% or more of any class of equity securities of NetZero, or an affiliate of NetZero.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

27.1  Financial Data Schedule

(b)   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NETZERO, INC.
                                        (REGISTRANT)


                                        By:  /s/ Charles S. Hilliard
                                             -----------------------------------
                                             Charles S. Hilliard
                                             SENIOR VICE PRESIDENT, FINANCE
                                             AND CHIEF FINANCIAL OFFICER

Dated: November 14, 2000