Form 10-Q
period 2000-12-31
NETZERO INC
filed 2001-02-14
CIK 1089944

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-27405

                            ------------------------

                                 NETZERO, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-4644384
    (State or other jurisdiction of             (I.R.S Employer Idenificaiton No.)
    incorporation or organization)

         2555 TOWNSGATE ROAD,
     WESTLAKE VILLAGE, CALIFORNIA                             91361
(Address of principal executive office)                     (Zip Code)

                                 (805) 418-2000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    There were 125,233,716 shares of the registrant's common stock outstanding as of January 29, 2001.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets at December 31, 2000 and June
           30, 2000....................................................      3

           Consolidated Statements of Operations for the three and six
           months ended December 31, 2000 and 1999, respectively.......      4

           Consolidated Statements of Cash Flow for the six months
           ended December 31, 2000 and 1999............................      5

           Notes to the Consolidated Financial Statements..............      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     11

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................     35

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     36

Item 2.    Changes in Securities and Use of Proceeds...................     36

Item 3.    Defaults Upon Senior Securities.............................     36

Item 4.    Submission of Matters to a Vote of Security Holders.........     36

Item 5.    Other Information...........................................     37

Item 6.    Exhibits and Reports on Form 8-K............................     37

SIGNATURES.............................................................     37

    In this Report, "NetZero," the "Company," "we," "us" and "our" collectively refers to NetZero, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

                                 NETZERO, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,      JUNE 30,
                                                                  2000            2000
                                                              -------------   -------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  96,637,000   $ 201,512,000
  Short-term investments....................................     75,982,000      36,353,000
  Restricted cash...........................................      6,789,000       6,982,000
  Accounts receivable, net of allowance for doubtful
    accounts of
    $1,859,000 at December 31, 2000 and $1,651,000 at June
      30, 2000..............................................     18,354,000      15,748,000
  Other current assets......................................      7,455,000       3,941,000
                                                              -------------   -------------
    Total current assets....................................    205,217,000     264,536,000
Property and equipment, net.................................     35,604,000      37,662,000
Restricted cash.............................................      2,353,000       2,692,000
Intangible assets...........................................     54,997,000      19,523,000
Other assets................................................      4,066,000       1,545,000
                                                              -------------   -------------
    Total assets............................................  $ 302,237,000   $ 325,958,000
                                                              =============   =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  22,135,000   $  18,727,000
  Accrued liabilities.......................................      3,327,000       2,506,000
  Deferred revenue..........................................        106,000         825,000
  Current portion of notes payable..........................      1,763,000       1,641,000
  Current portion of capital leases.........................      5,513,000       6,247,000
                                                              -------------   -------------
    Total current liabilities...............................     32,844,000      29,946,000

Notes payable less current portion..........................      1,230,000       2,143,000
Capital leases less current portion.........................      5,212,000       8,135,000

Stockholders' equity
  Convertible preferred stock, $0.001 par value; 10,000,000
    shares authorized and no shares issued and outstanding
    at December 31, 2000 and June 30, 2000, respectively....             --              --
  Common stock, $0.001 par value; 500,000,000 authorized;
    125,376,000 and 116,712,000 shares issued and
    outstanding at December 31, 2000 and June 30, 2000,
    respectively............................................        125,000         118,000
Additional paid-in capital..................................    466,059,000     405,847,000
Notes receivable from stockholders..........................       (811,000)       (799,000)
Deferred stock-based charges................................    (23,591,000)    (12,821,000)
Accumulated deficit.........................................   (178,831,000)   (106,611,000)
                                                              -------------   -------------
    Total stockholders' equity..............................    262,951,000     285,734,000
                                                              -------------   -------------
    Total liabilities and stockholders' equity..............  $ 302,237,000   $ 325,958,000
                                                              =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  NETZERO, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      DECEMBER 31,                    DECEMBER 31,
                                              -----------------------------   -----------------------------
                                                  2000            1999            2000            1999
                                              -------------   -------------   -------------   -------------
Net revenues................................  $  16,009,000   $  12,242,000   $  32,475,000   $  19,962,000
Cost of revenues (including stock-based
  charges of $89,000 and $101,000 for the
  quarters ended December 31, 2000 and 1999,
  and $239,000 and $189,000 for the six
  months ended December 31, 2000 and 1999,
  respectively).............................     21,729,000      15,249,000      39,337,000      27,430,000
                                              -------------   -------------   -------------   -------------

Gross loss..................................     (5,720,000)     (3,007,000)     (6,862,000)     (7,468,000)
                                              -------------   -------------   -------------   -------------

Operating expenses:
  Sales and marketing (including stock-based
    charges of $1,451,000 and $280,000 for
    the quarters ended December 31, 2000 and
    1999, and $2,589,000 and $524,000 for
    the six months ended December 31, 2000
    and 1999, respectively).................     17,172,000      15,719,000      31,177,000      20,848,000
  Product development (including stock-based
    charges of $2,772,000 and $85,000 for
    the quarters ended December 31, 2000 and
    1999, and $3,523,000 and $158,000 for
    the six months ended December 31, 2000
    and 1999, respectively).................      8,663,000       2,267,000      13,634,000       3,709,000
  General and administrative (including
    stock-based charges of $2,095,000 and
    $1,029,000 for the quarters ended
    December 31, 2000 and 1999, and
    $4,789,000 and $1,927,000 for the six
    months ended December 31, 2000 and 1999,
    respectively)...........................      8,304,000       4,862,000      16,747,000       8,821,000
  Amortization of intangible assets.........      6,380,000         658,000      10,198,000         658,000
                                              -------------   -------------   -------------   -------------
  Total operating expenses..................     40,519,000      23,506,000      71,756,000      34,036,000
                                              -------------   -------------   -------------   -------------

Loss from operations........................    (46,239,000)    (26,513,000)    (78,618,000)    (41,504,000)
                                              -------------   -------------   -------------   -------------
Interest income.............................      3,323,000       2,396,000       7,240,000       2,681,000
Interest expense............................       (439,000)       (459,000)       (842,000)       (680,000)
                                              -------------   -------------   -------------   -------------

Net loss....................................  $ (43,355,000)  $ (24,576,000)  $ (72,220,000)  $ (39,503,000)
                                              =============   =============   =============   =============

Basic and diluted net loss per share........  $       (0.38)  $       (0.27)  $       (0.65)  $       (0.74)
                                              =============   =============   =============   =============
Shares used to calculate basic and diluted
  net loss per share........................    114,162,000      89,382,000     110,924,000      53,122,000
                                              =============   =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                 NETZERO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
Cash flows from operating activities:
    Net loss................................................  $ (72,220,000)  $ (39,503,000)
    Adjustments to reconcile net loss to net cash used for
      operating activities:
    Depreciation and amortization...........................     17,833,000       4,348,000
    Loss on disposal of property and equipment..............         71,000              --
    Allowance for doubtful accounts.........................        208,000         290,000
    Stock-based charges.....................................     11,140,000       2,798,000
    Accrued interest--notes receivable from stockholders....        (12,000)        (40,000)
    Changes in operating assets and liabilities (excluding
      the effects of the acquisitions):
      Restricted cash.......................................        774,000      (9,100,000)
      Accounts receivable...................................     (2,744,000)     (5,569,000)
      Other assets..........................................     (5,576,000)     (2,966,000)
      Accounts payable and accrued expenses.................      1,296,000      10,875,000
      Deferred revenue......................................       (764,000)       (911,000)
                                                              -------------   -------------
      Net cash used for operating activities................    (49,994,000)    (39,778,000)
                                                              -------------   -------------
Cash flows from investing activities:
    Purchases of property and equipment.....................     (3,365,000)     (8,448,000)
    Purchase of patent rights...............................        (81,000)             --
    Purchase of short-term investments......................    (66,067,000)             --
    Proceeds from sale of short-term investments............     26,470,000              --
    Cash paid for acquisitions, net of cash acquired........     (7,396,000)             --
                                                              -------------   -------------
      Net cash used for investing activities................    (50,439,000)     (8,448,000)
                                                              -------------   -------------
Cash flows from financing activities:
    Payments on capital leases..............................     (3,670,000)     (1,013,000)
    Payments on notes payable...............................       (791,000)       (747,000)
    Proceeds from equipment financing.......................             --       5,115,000
    Proceeds from notes payable.............................             --       3,498,000
    Repayment of note due from stockholders.................             --          21,000
    Proceeds from exercise of stock options.................         19,000         120,000
    Net proceeds from issuance of common stock..............             --     169,300,000
                                                              -------------   -------------
      Net cash provided by (used for) financing
        activities..........................................     (4,442,000)    176,294,000
                                                              -------------   -------------
    Change in cash and cash equivalents.....................   (104,875,000)    128,068,000
Cash and cash equivalents, beginning of period..............    201,512,000      24,035,000
                                                              -------------   -------------
Cash and cash equivalents, end of period....................  $  96,637,000   $ 152,103,000
                                                              =============   =============

Supplemental disclosure of non-cash investing and financing activities:

  Equipment obtained under capital leases...................  $          --   $     637,000
  Stock issued for acquisitions.............................  $  49,802,000   $  23,249,000
                                                              =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                 NETZERO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ORGANIZATION AND BUSINESS.

    NetZero, Inc. was incorporated in July 1997 and launched its service in October 1998. The Company is a leading provider of advertising- and commerce-supported and fee-based Internet access, offering a broad range of interactive marketing, research and measurement solutions. Through proprietary technologies, the Company offers advertisers targeting capabilities through numerous online advertising and sponsorship channels. NetZero also offers marketers, advertisers and market research organizations mass-scale, online market research through its CyberTarget division. From the inception of its service through December 2000, NetZero offered consumers free access to the Internet, free e-mail and custom navigation tools that provide "speed dial" to key sites on the Internet. Beginning in January 2001, NetZero launched a "Professional" Internet access service that allows households to pay for additional monthly Internet access beyond the free limit, which is currently set at 40 hours per month.

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

    At December 31, 2000, the Company had cash, cash equivalents and short-term investments of approximately $172.6 million. The Company considers its existing cash, cash equivalents and short-term investments to be adequate to fund its operating activities, capital expenditures and other obligations for at least the next 12 months. However, in the longer term, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stockholders.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

                                 NETZERO, INC.

                                  (UNAUDITED)

3. RECENT ACCOUNTING PRONOUNCEMENTS.

    In June 1998, The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 did not have a material impact on financial position, results of operations or cash flows. The Company was required to implement SFAS No. 133 in the first quarter of fiscal 2001.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which requires implementation of SAB 101 by the Company no later than June 30, 2001. The SEC issued additional guidance in the form of its Frequently Asked Questions and Answers document in October 2000. The Company believes that the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

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

4. REVENUE RECOGNITION.

    The Company's revenues are derived principally from the sale of advertising, which includes targeted and non-targeted banner advertisements, placements and sponsorships, referrals of users to other web-sites, performance-based agreements including e-commerce arrangements and advertising messages delivered to the Company's users via e-mail. Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the related receivable is probable. The Company's obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenues from performance-based arrangements are recognized as the related performance criteria are met. Referral revenues are recognized as referrals are made to advertisers' or sponsors' web-sites, provided that no significant Company obligations remain and collection of the related receivable is probable. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, the Company uses historical pricing of

                                 NETZERO, INC.

                                  (UNAUDITED)

4. REVENUE RECOGNITION. (CONTINUED)
comparable cash transactions. For the periods presented, revenues recognized from barter transactions were less than 1% of total net revenues.

5. LONG LIVED ASSETS.

    The Company identifies and records impairment losses on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that such assets might be impaired. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the operating model or strategy and competitive forces.

    If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. To date, no such impairment has been recorded.

6. ACQUISITIONS.

    In December 1999, the Company acquired 100% of the outstanding capital stock and options of AimTV, Inc. ("AimTV"). AimTV has developed a patent-pending technology designed to enable advertisers to run broadcast-quality commercials over narrowband Internet connections. Pursuant to the terms of the agreement, the outstanding capital stock and options were exchanged for approximately 973,000 shares of common stock and options to purchase common stock of NetZero. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of AimTV have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.7 million. The excess purchase price is comprised of approximately $14.3 million of goodwill and $9.4 million of identifiable intangible assets both of which are being amortized over their estimated useful lives ranging from two to three years.

    In August 2000, the Company acquired Simpli.com. Inc. ("Simpli.com") in a stock and cash transaction. Simpli.com is a targeted marketing infrastructure and search technology company. Pursuant to the terms of the agreement, the Company issued 2.5 million shares of common stock and paid $2.6 million in cash. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of Simpli.com have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.5 million. The excess purchase price is comprised of approximately $8.7 million of goodwill, $8.4 million of deferred stock-based charges and $6.4 million of identifiable intangible assets all of which are being amortized over periods ranging from two to three years.

                                 NETZERO, INC.

                                  (UNAUDITED)

6. ACQUISITIONS. (CONTINUED)
    In September 2000, the Company acquired RocketCash Corporation ("RocketCash") in a stock for stock transaction. RocketCash is a leading online gateway that enables consumers, particularly the rapidly growing teen market, to shop and buy securely on the Internet without a credit card. Pursuant to the terms of the agreement, the Company issued approximately 5.2 million shares of common stock and options to purchase common stock. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of RocketCash have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $30.2 million. The excess purchase price is comprised of approximately $18.1 million of goodwill, $9.0 million of identifiable intangible assets and $3.1 million of deferred stock-based charges all of which are being amortized over periods ranging from two to four years.

    As part of the acquisition of RocketCash, the Company issued 500,000 shares of its common stock in connection with a RocketCash consumer marketing program and recorded stock-based charges of approximately $2.8 million. These charges are being amortized over the fifteen-month term of the agreement.

    In November 2000, the Company acquired certain assets of Freeinternet.com ("Freei") for approximately $4.6 million. Assets acquired included the domain names "Freeinternet.com", "Freeinet.com" and "Freei.net", certain proprietary rights, certain fixed assets, and the rights to market NetZero's service to Freei's users. The assets acquired have been included in the consolidated balance sheet of the Company at their fair market value since the date of acquisition and are being amortized generally over a two-year period.

    The following summarized unaudited pro forma financial information for the six months ended December 31, 2000 and 1999 assumes that the acquisitions had occurred at the beginning of each period presented:

                                                        SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Net revenues.....................................  $ 32,483,000   $ 19,972,000
Net loss.........................................  $(77,561,000)  $(61,605,000)
Net loss per share...............................  $      (0.67)  $      (1.02)

7. CONCENTRATION OF CREDIT RISK.

    At December 31, 2000 and 1999, two customers comprised approximately 21% and 18%, and one customer comprised 31%, of the accounts receivable balance, respectively. For the three months ended December 31, 2000 and 1999, three customers comprised 35%, 12% and 10% of revenues, and two customers comprised 34% and 19% of revenues, respectively. For the six months ended December 31, 2000 and 1999, two customers comprised 29% and 10% of revenues, and two customers comprised 36% and 23% of revenues, respectively.

                                 NETZERO, INC.

                                  (UNAUDITED)

8. EQUITY.

INITIAL PUBLIC OFFERING

    In September 1999, the Company completed an initial public offering in which the Company sold 11.5 million shares of its common stock, including 1.5 million shares in connection with the exercise of the underwriters' over-allotment option, at $16 per share. The proceeds to the Company from the offering, after deducting offering expenses, including underwriting discounts and commissions, were $169.3 million. Upon the closing of the offering, all of the Company's then outstanding preferred stock automatically converted into common stock on a one-for-one basis.

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

9. NET LOSS PER SHARE.

    The Company has adopted SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares outstanding divided into net income(loss) during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

    The following table sets forth the computation of basic and diluted net loss per share:

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  DECEMBER 31,                    DECEMBER 31,
                                          -----------------------------   -----------------------------
                                              2000            1999            2000            1999
                                          -------------   -------------   -------------   -------------
Numerator:
  Net loss..............................  $ (43,355,000)  $ (24,576,000)  $ (72,220,000)  $ (39,503,000)
                                          -------------   -------------   -------------   -------------
Denominator:
  Weighted average common shares........    125,133,000     104,802,000     122,065,000      67,867,000
  Adjustment for common shares subject
    to repurchase.......................    (10,971,000)    (15,420,000)    (11,141,000)    (14,745,000)
                                          -------------   -------------   -------------   -------------
  Adjusted weighted average common
    shares..............................    114,162,000      89,382,000     110,924,000      53,122,000
                                          -------------   -------------   -------------   -------------
Basic and diluted net loss per share....  $       (0.38)  $       (0.27)  $       (0.65)  $       (0.74)
                                          =============   =============   =============   =============

10. COMMITMENTS AND CONTINGENCIES.

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

OVERVIEW

    We are a leading provider of free and pay Internet access services and targeted marketing solutions. We offer consumers free and pay access to the Internet, free e-mail and customizable navigation tools that provide "speed dial" to key sites on the Internet. We also offer marketers, advertisers and market research organizations mass-scale, online market research through our CyberTarget division.

    We incorporated in July 1997 and launched our Internet access service in October 1998. During that period, we had no revenues and our operating activities related primarily to the development of our proprietary zCast software. Since October 1998, we have focused on developing our business and building the NetZero brand.

    Through December 31, 2000 approximately 7.7 million users registered for our free Internet access service, of which approximately 3.9 million used our service in the month of December. Our service is available in more than 5,000 cities across North America. We offer advertisers targeting capabilities through numerous online advertising channels. We offer advertisers and commerce partners a variety of additional services to build their brands and market their products, including referring our users to partners' web-sites, enabling customer registrations and facilitating electronic commerce transactions. Our CyberTarget division offers marketers and advertisers mass-scale, online market research and measurement services.

    In December 1999, we acquired AimTV, which has developed a patent-pending technology to run broadcast quality television commercials over narrowband Internet connections resulting in the launch of NZTV in May 2000. In August 2000, we acquired Simpli.com, which, when fully integrated into the NetZero service is expected to enhance our targeting and personalization capabilities. In September 2000, we acquired RocketCash, which had developed a secure, flexible-currency shopping technology enabling consumers to make purchases on the Internet with or without a credit card and in December 2000 we launched the NetZero Shopping Mall, which is powered by RocketCash's proprietary technologies. All of these acquisitions have been accounted for using the purchase method of accounting.

    In November 2000, we acquired certain tangible and intangible assets of one of our largest competitors, Freeinternet.com, for approximately $4.6 million. The assets acquired primarily included the domain names "Freeinternet.com", "Freeinet.com" and "Freei.net", certain proprietary rights, certain fixed assets, and the rights to market the NetZero service to Freei users.

    In January 2001, we began limiting our standard free service to a maximum of 40 hours per household per calendar month. Households desiring to exceed the 40 hour limitation are currently offered the opportunity to sign up for "NetZero Professional," a new service plan that provides households the option to pay a fee, initially set at $9.95, to allow them access to our service for the remainder of the calendar month. If these households elect not to pay a fee when they reach the 40-hour limit during a given month they will be denied access to our service for the remainder of the month, but their account will not be terminated and they can begin accessing the service for free at the beginning of the next month.

    We intend to launch a new service, "NZ Platinum", before the end of the March quarter. The "NZ Platinum" service is intended to offer households Internet service for a monthly fee, initially $9.95, that will be the same as NetZero's standard free service except that the 40 hour limitation will not apply and the service will feature a small toolbar without the advertising banners currently included in the ZeroPort. There can be no assurance that these new products and services will be launched and implemented as anticipated, or that these services will meet with commercial success.

REVENUES

    We generate revenues through media fees, direct marketing agreements, referring our users to partners' web-sites, enabling customer registrations for partners, selling and licensing our services, and facilitating electronic commerce transactions. We also generate revenues through our CyberTarget division by offering marketers, advertisers and market research companies mass-scale, online market research and measurement services using our zCast technology. We recently began offering several fee-based Internet access products and services to consumers. We have only recently begun offering several of our products and services, including CyberTarget and fee-based Internet access services, and there is no assurance as to when, or if, these products or services will make a significant contribution to our revenue.

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

    Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations on our part remain and collection of the related receivable is probable. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. The guaranteed minimum number of impressions is generally required to be delivered over the term of the commitment. Revenues from performance-based arrangements, including click-throughs, are recognized as the related performance criteria are met. Referral revenues are recognized in the periods in which the referrals are made to advertisers' or sponsors' web-sites, provided that no significant obligations on our part remain and collection of the related receivable is probable.

    We generally invoice customers at the end of our performance, such as at the completion of an advertising campaign or service sponsorship. In addition, certain customers are invoiced for sponsorships and other commitments on a quarterly basis. Recently there has been a reduction in the growth of online advertising, and currently, a number of our customers hold back a significant amount of their advertising dollars spent with us until the last month of a quarter. Such practices may result in extended average days sales outstanding at the end of a fiscal quarter.

    Our advertising revenues are subject to the effects of seasonality. Advertisers typically purchase impressions on a forward basis. If purchasing patterns or timing of purchasing by advertisers were to change, financial condition and results of operations could be materially affected.

    Advertising on the Internet, particularly the products and services we offer, is a relatively new industry, and there is no assurance that the products and services we offer now or in the future will meet with commercial acceptance. In addition, competition for Internet-based advertising revenues is intense and the amount of available advertising inventory on the Internet is increasing at a significant rate. These factors are causing Internet advertising rates to decline, and it is possible that rates will continue to decline in the future. Many of the purchasers of Internet advertising have been companies with Internet-based business models. Certain of these companies have come under financial pressure and have not been able to access the capital markets to fund their operations. This trend has impacted our ability to generate revenues and could continue to do so in the future. This trend could also result in increased allowances for doubtful accounts. Due to market forces and other factors, our revenues and results of operations may fluctuate from period to period. We have experienced two consecutive quarters of decreased revenues and there can be no assurance that we will not experience decreased revenues in sequential quarters in future periods.

    We do not currently anticipate that inflation will have a material impact on our results of operations.

    We have entered into barter transactions on an extremely limited basis and, for the periods presented, barter revenue accounts for less than 1% of the our total net revenue.

COST OF REVENUES

    Cost of revenues consists of telecommunications costs, depreciation of network equipment, occupancy costs and personnel and related expenses of our network department. We have expended significant funds on our network infrastructure. While we may expend significant additional funds on capital expenditures in the future, such expenditures may be dependent upon our expectation of user growth and usage patterns, as well as needs associated with acquired businesses and new products. Telecommunications costs for network access are expensed as incurred. Our failure to accurately forecast users' needs could result in significant overcapacity, which would adversely impact our results of operations. Conversely, under-forecasting usage could adversely impact the ability of users to receive adequate service and adversely impact our reputation and our ability to maintain or increase our user base. We have limited history in forecasting our user requirements, and there can be no assurance that we will be able to accurately forecast such requirements in the future.

    Based upon a recent analysis of our user behavior and activity, we determined that a relatively small percentage of our users engaged in heavy monthly usage and accounted for a disproportionately high percentage of our telecommunications costs. In light of this analysis, we recently announced certain limitations on usage along with the introduction of the "NZ Professional" service, which is designed to either reduce telecommunications expense associated with heavy users or, alternatively, generate additional revenues to mitigate such expense. We have very limited history with usage limitations and fee-based services, and there can be no assurance that these limitations or the offering of new products and services to heavy users will reduce our telecommunication costs or generate additional revenues in the future. Additionally, limiting usage and the introduction of fee-based Internet access could adversely impact our reputation and our ability to maintain or increase our user base.

SALES AND MARKETING

    Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party advertising sales agents and sales support functions. In the past, we have expended significant amounts on sales and marketing including a national branding campaign comprised of television, radio and print advertising, sponsorships and a variety of other promotions and due to the timing of these promotions, amounts expended have varied significantly from period to period. As a result of a number of our competitors ceasing operations over the last 90 days, we have experienced a significant increase in our user base at a very low customer acquisition cost. We are currently evaluating all of our marketing programs and may reduce our advertising and promotions expense in the near term. Marketing costs associated with increasing brand awareness and user base are expensed in the period incurred.

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

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include salaries, employee benefits and expenses for executive, finance, legal, human resources and internal and customer support personnel. In addition, general and administrative expenses include fees for professional services, third-party customer support, bad debt expense, and occupancy costs.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets includes amortization of goodwill, purchased technologies and other identifiable intangible assets associated with our various acquisitions. As of December 31, 2000, we had approximately
$55.0 million in intangible assets recorded on our balance sheet resulting from acquisitions completed in 1999 and 2000. Decreases in the fair value of these assets could result in our recording impairment losses with respect to some or all such assets. Any such loss could adversely and materially impact our results of operations and financial condition.

STOCK-BASED CHARGES

    In connection with the grant of stock options and restricted stock to employees, the imposition of restrictions on shares of stock held by founders, the issuance of restricted shares of stock in connection with our recent acquisitions and the issuance of warrants in connection with various marketing programs, we recorded deferred stock-based charges, which are being amortized over the vesting period of the applicable shares.

CONSOLIDATED RESULTS OF OPERATIONS.

    The following tables set forth, for the periods presented, selected unaudited consolidated statements of operations data in dollars and as a percentage of net revenues:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        DECEMBER 31,            DECEMBER 30,
                                                    ---------------------   ---------------------
                                                      2000        1999        2000        1999
                                                    ---------   ---------   ---------   ---------
                                                                   (IN THOUSANDS)
Revenues..........................................  $  16,009   $  12,242   $  32,475   $  19,962
Cost of revenues..................................     21,729      15,249      39,337      27,430
                                                    ---------   ---------   ---------   ---------
Gross loss........................................     (5,720)     (3,007)     (6,862)     (7,468)

Operating expenses:
  Sales and marketing.............................     17,172      15,719      31,177      20,848
  Product development.............................      8,663       2,267      13,634       3,709
  General and administrative......................      8,304       4,862      16,747       8,821
  Amortization of intangibles.....................      6,380         658      10,198         658
                                                    ---------   ---------   ---------   ---------
Total operating expenses..........................     40,519      23,506      71,756      34,036
                                                    ---------   ---------   ---------   ---------

Loss from operations..............................    (46,239)    (26,513)    (78,618)    (41,504)
Net interest income...............................      2,884       1,937       6,398       2,001
                                                    ---------   ---------   ---------   ---------
Net loss..........................................  $ (43,355)  $ (24,576)  $ (72,220)  $ (39,503)
                                                    =========   =========   =========   =========

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        DECEMBER 31,            DECEMBER 30,
                                                    ---------------------   ---------------------
                                                      2000        1999        2000        1999
                                                    ---------   ---------   ---------   ---------
Revenues..........................................        100%        100%        100%        100%
Cost of revenues..................................        136         125         121         137
                                                    ---------   ---------   ---------   ---------
Gross loss........................................        (36)        (25)        (21)        (37)

Operating expenses:
  Sales and marketing.............................        107         128          96         105
  Product development.............................         54          19          42          19
  General and administrative......................         52          40          52          44
  Amortization of intangibles.....................         40           5          31           3
                                                    ---------   ---------   ---------   ---------
Total operating expenses..........................        253         192         221         171
                                                    ---------   ---------   ---------   ---------

Loss from operations..............................       (289)       (217)       (242)       (208)
Net interest income...............................         18          16          20          10
                                                    ---------   ---------   ---------   ---------
Net loss..........................................       (271)%      (201)%      (222)%      (198)%
                                                    =========   =========   =========   =========

    THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED
                               DECEMBER 31, 1999

REVENUES.

    Revenues for the three months ended December 31, 2000 were $16.0 million, which represented an increase of $3.8 million, or 31%, from $12.2 million for the three months ended December 31, 1999. The increase in revenues was primarily due to sales of sponsorships on the ZeroPort and increased revenues from our start page agreement with LookSmart, partially offset by a reduction in revenues from our agreement with AdSmart, which ended in February 2000. Specifically, we generated approximately $5.6 million, or 35%, of our total revenues for the quarter ended December 31, 2000, from our LookSmart start page agreement. This represented an increase of approximately $1.5 million from the $4.1 million generated from our start page agreement for the quarter ended December 31, 1999, which represented approximately 34% of our total revenues for the period ended December 31, 2000. The LookSmart agreement ended in January 2001.

COST OF REVENUES.

    Cost of revenues for the three months ended December 31, 2000 was $21.7 million, which represented an increase of $6.5 million, or 43%, from $15.2 million for the three months ended December 31, 1999. The increase was primarily attributable to increased telecommunications usage related to the growth in our user base and increased depreciation related to our internal network costs, partially offset by a reduction in telecommunications cost per user hour. During the December 2000 quarter, the Company's cost of telecommunications services purchased averaged less than $0.18 per user hour.

SALES AND MARKETING.

    Sales and marketing expenses for the three months ended December 31, 2000 were $17.2 million, which represented an increase of $1.5 million, or 10%, from $15.7 million for the three months ended December 31, 1999. The increase was primarily due to an increase in sales personnel and related costs and an increase in stock-based charges, partially offset be a reduction in media advertising and promotion expense. Sales and marketing expenses included $1.5 million and $0.3 million of stock-based charges during the quarters ended December 31, 2000 and December 31, 1999, respectively. Stock-based charges associated with sales and marketing primarily increased as a result of warrants issued in connection with a long-term CD distribution agreement and a RocketCash marketing promotion.

PRODUCT DEVELOPMENT.

    Product development expenses for the three months ended December 31, 2000 were $8.7 million, which represented an increase of $6.4 million, or 278%, from $2.3 million for the three months ended December 31, 1999. The increase was primarily due to increased depreciation related to equipment used in product development and testing, increased stock-based charges and the hiring of additional personnel directly by NetZero and in connection with our acquisitions of Simpli.com and RocketCash. Product Development expenses included $2.8 million and $0.1 million of stock-based charges during the quarters ended December 31, 2000 and 1999, respectively. Stock-based charges associated with product development increased primarily as a result of restricted shares that were issued in connection with the acquisition of Simpli.com.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses for the three months ended December 31, 2000 were $8.3 million, which represented an increase of $3.4 million, or 69%, from $4.9 million for the three months ended December 31, 1999. The increase was primarily due to the hiring of additional administrative personnel, increased stock-based charges, increased customer support costs and increased occupancy costs. General and administrative expenses include $2.1 million and $1.0 million of stock-based charges during the quarters ended December 31, 2000 and 1999, respectively. The increase was primarily a result of restricted stock awards granted to employees and the issuance of restricted stock in connection with our recent acquisitions.

AMORTIZATION OF INTANGIBLE ASSETS.

    Amortization of intangible assets for the three months ended December 31, 2000 and 1999 was $6.4 million and $0.7 million, respectively. The increase was primarily the result of our acquisitions of AimTV in December 1999, Simpli.com in August 2000, RocketCash in September 2000, and certain assets of Freeinternet.com in November 2000.

INTEREST INCOME AND INTEREST EXPENSE.

    Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists primarily of interest expense on capital leases and notes payable. Net interest income for the three months ended December 31, 2000 was $2.9 million, which represented an increase of $1.0 million from net interest income of $1.9 million for the three months ended December 31, 1999. The increase was primarily due to higher average cash and short-term investment balances and higher interest rates in the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999.

INCOME TAXES.

    As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the three months ended December 31, 2000 and 1999.

      SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED
                               DECEMBER 31, 1999

REVENUES.

    Revenues for the six months ended December 31, 2000 were $32.5 million, which represented an increase of $12.5 million, or 63%, from $20.0 million for the six months ended December 31, 1999. The increase was primarily attributable to revenues generated from our in-house sales force, sponsorships on the ZeroPort and our start page agreement with LookSmart, partially offset by a reduction in revenues from our agreement with AdSmart, which ended in February 2000. Specifically, we generated approximately $9.5 million, or 29%, of our total revenues for the six months ended December 31, 2000 from our LookSmart start page agreement. This represented an increase of approximately $2.4 million from the $7.1 million generated from our start page agreement for the six months ended December 31, 1999, which represented approximately 36% of our total revenues for that period. The LookSmart agreement, ended in January 2001.

COST OF REVENUES.

    Cost of revenues for the six months ended December 31, 2000 was $39.3 million, which represented an increase of $11.9 million, or 43%, from $27.4 million for the six months ended December 31, 1999. The increase was primarily attributable to increased telecommunications usage related to the growth in our user base and increased depreciation related to our internal network costs, partially offset by a reduction in telecommunications cost per user hour. During the six months ended December 31, 2000, the Company's cost of telecommunications services purchased averaged less than $0.20 per user hour.

SALES AND MARKETING.

    Sales and marketing expenses for the six months ended December 31, 2000 were $31.2 million, which represented an increase of $10.4 million, or 50%, from $20.8 million for the six months ended December 31, 1999. The increase was primarily due to an increase in media advertising and promotion expense, directly by NetZero and in connection with our acquisition of RocketCash, and an increase in sales and marketing personnel and related costs. Sales and marketing expenses included stock-based charges of $2.6 million for the six months ended December 31, 2000 compared to $0.5 million for the six months ended December 31, 1999. Stock-based charges associated with sales and marketing primarily increased as a result of warrants issued in connection with a long-term CD distribution agreement and a RocketCash marketing promotion.

PRODUCT DEVELOPMENT.

    Product development expenses for the six months ended December 31, 2000 were $13.6 million, which represented an increase of $9.9 million, or 268%, from $3.7 million for the six months ended December 31, 1999. The increase was primarily due to increased depreciation related to equipment used in product development and testing, increased stock-based charges, and the hiring of additional personnel directly by NetZero and in connection with our acquisitions of Simpli and RocketCash. Product development expenses included $3.5 million of stock-based charges for the six month period ended December 31, 2000 compared to $0.2 million for the six month period ended December 31, 1999. Stock-based charges associated with product development increased primarily as a result of restricted shares that were issued in connection with the acquisition of Simpli.com.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses for the six months ended December 31, 2000 were $16.7 million, which represented an increase of $7.9 million, or 90%, from $8.8 million for the six months ended December 31, 1999. The increase was primarily due to the hiring of additional administrative personnel, increased customer support costs , increased stock-based charges and increased occupancy costs. General and Administrative expenses included $4.8 million of stock-based charges for the six-month period ended December 31, 2000 compared to $1.9 million for the six month period ended December 31, 1999. Stock-based charges associated with general and administrative expenses increased primarily as a result of restricted stock awards to employees and the issuance of restricted stock in connection with our recent acquisitions.

AMORTIZATION OF INTANGIBLE ASSETS.

    Amortization of intangible assets for the six months ended December 31, 2000 was $10.2 million compared to $0.7 million for the six months ended December 31,2000. The increase was primarily the result of our acquisitions of AimTV in December 1999, Simpli.com in August 2000, RocketCash in September 2000, and certain assets of Freeinternet.com in November 2000.

INTEREST INCOME AND INTEREST EXPENSE.

    Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists primarily of interest expense on capital leases and notes payable. Net interest income for the six months ended December 31, 2000 was $6.4 million, which represented an increase of $4.4 million from net interest income of $2.0 million for the six months ended December 31, 1999. The increase was primarily due to higher average cash and short-term investment balances, partially offset by an increase in interest expense on capital leases and notes payable.

INCOME TAXES.

    As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the six months ended December 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

    From the inception of our business through December 2000, our operations have been financed primarily through the sale of equity securities, cash generated from sales of our products and, to a lesser extent, equipment lease financing. At December 31, 2000 we had approximately $172.6 million in cash, cash equivalents and short-term investments and approximately $9.1 million in restricted cash.

    For the six months ended December 31, 2000, net cash used for operating activities was $50.0 million, consisting primarily of operating losses and increases in accounts receivable and other assets, partially offset by depreciation and amortization, stock-based charges and increases in accounts payable and accrued expenses. For the six months ended December 31, 1999, net cash used for operating activities was $39.8 million and consisted of operating losses, deposits to guarantee future obligations and increases in accounts receivable and other assets, partially offset by increases in accounts payable and accrued expenses and depreciation and amortization of stock-based charges.

    For the six months ended December 31, 2000, net cash used for investing activities was $50.4 million of which $39.6 million represented the net increase in short-term investments and the balance was used for acquisitions and capital expenditures. In the six months ended December 31, 1999, cash used for investing activities of $8.4 million was primarily for server network equipment, purchased software, office equipment and leasehold improvements.

    Net cash used for financing activities was $4.4 million for the six months ended December 31, 2000 and was primarily for payments on capital lease and notes payable obligations. In the six months ended December 31, 1999 cash provided by financing activities was $176.3 million and was principally attributable to the proceeds from our initial public offering.

    We have incurred significant operating losses since we began our business and we expect this trend to continue for the foreseeable future. In order to succeed we must increase our revenues while controlling our telecommunications costs, our operating expenses and our capital expenditures. Many factors will impact our ability to grow revenues including, but not limited to, the number of users who sign up for our new pay services, the growth in our user base, the dynamics of the Internet advertising market, and our ability to sell our existing products and develop new products to further monetize our users. We have invested significantly in our network infrastructure, software licenses and furniture, fixtures and equipment and we may need to make further significant investments in the future. The actual amount of capital expenditures will depend on the rate of growth in our user base, which is difficult to predict and which could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology. We intend to use cash to fund our operating losses and a combination of cash and capital lease financing to fund our capital expenditures in a manner, which minimizes our cost of capital. However, we cannot assure you that lease financing will be available on favorable terms, if at all, in which case we would be required to use a greater portion of cash to fund our capital expenditures.

    We currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next 12 months. However, we may need to raise additional capital in order to fund our operations, expand our marketing activities, develop new or enhance existing services or products to respond to competitive pressures or to acquire complementary services, businesses or technologies. If, in the future, we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financings, strategic relationships or other arrangements. This additional funding, if needed, might not be available to us on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced.

Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 did not have a material impact on financial position, results of operations or cash flows. The Company was required to implement SFAS No. 133 in the first quarter of fiscal 2001.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which requires implementation of SAB 101 by the Company no later than June 30, 2001. The SEC issued additional guidance in the form of its Frequently Asked Questions and Answers document in October 2000. The Company believes that the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

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

FUTURE RESULTS OF OPERATIONS MAY VARY DUE TO CERTAIN FACTORS

    Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-Q. The Company may significantly increase its operating expenses and capital expenditures for a variety of reasons including, without limitation, the growth in our user base, the expansion of its sales and marketing efforts, the promotion of the NetZero brand, the enhancement of the features and functionality of our services, the development of new services and products, the integration of acquired companies, the upgrading of the internal network infrastructure, pursuit of new distribution channels and the hiring of new personnel across all levels of the organization. Expenditures in each of these categories may vary significantly from period to period. While some expenses are fixed in the short-term, total operating expenses are principally determined on the basis of anticipated growth in revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. We believe that expenses will significantly exceed revenues for the foreseeable future. As a result of these and other factors, operating results may vary substantially from quarter to quarter.

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

    In addition to seasonality, there are several other factors that may cause our quarter to quarter revenues to fluctuate significantly, including changes in advertising rates, fluctuations in our user count, termination of our material contracts, such as the LookSmart agreement, and the effect of short term contracts which provide significant revenues in one quarter but do not provide significant revenues in subsequent quarters. These and other factors may cause significant fluctuations in our quarter to quarter revenues.

    A small number of customers have accounted for, and may in the future account for, a significant portion of revenues. For the three and six months ended December 31, 2000 LookSmart accounted for 35% and 29% of our revenues, respectively. Our agreement with LookSmart, which was due to expire on February 15, 2001, was terminated by mutual agreement on January 19, 2001. LookSmart provided search functionality on our start page and on the ZeroPort, and was provided with the right to advertise third party services on our start page. While we intend to sign agreements with one or more companies to provide search functionality, we anticipate that our revenues from such arrangements will only be a small portion of the revenues that we have historically received from LookSmart. However, we are in the process of modifying our start page to create a new product which we anticipate will derive revenues from a number of third parties, although there is no assurance that we will derive the level of revenues from our revised start page that we historically derived from our previous start page which included LookSmart. If we do not generate significant revenues from our new start page, our revenues and results of operations may be adversely and materially affected. The termination of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew material agreements or to replace such agreements with similar agreements with new customers. In addition, during certain past periods we generated a significant portion of our revenues from arrangements with third party sales organizations. We no longer have any agreements in effect with third party sales organizations that we believe will result in significant revenues. We intend to focus primarily on our in-house sales organization for our advertising sales, and there is no assurance that our in-house sales organization will generate the amount of revenues necessary to support our business.

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

                  WE FACE RISKS ASSOCIATED WITH OUR OPERATIONS

WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN, AND WE
  HAVE OPERATED OUR BUSINESS FOR ONLY A SHORT PERIOD OF TIME.

    Our business model is unproven and a number of other businesses offering free Internet access have failed. Since we only began offering Internet access in October 1998, we have a limited operating history, which makes it difficult to evaluate our performance. Our business model, unlike traditional Internet service providers, does not have a measurable and predictable revenue stream from user access fees. Due to a variety of factors including deterioration in the online advertising market, we have altered our model to limit the number of hours a month a user can access our service without charge. In addition, we intend to offer a variety of products intended to provide us with additional revenues. We may make additional changes to our model in the future. There can be no assurance that our existing model will be successful or that any changes to our model will be successful. If we are not able to successfully address these risks, we will not be able to grow our business, compete effectively or achieve profitability.

IF WE FAIL TO GENERATE SUFFICIENT ADVERTISING REVENUES, WE MAY NOT BE ABLE TO
  SUPPORT OUR OPERATIONS.

    Historically we have depended primarily on our ability to generate advertising revenues. Accordingly, if we fail to generate sufficient advertising revenues, we may not be able to support our operations. To date, advertising revenues have not been sufficient to support our operations. Our operating costs have continued to increase from quarter to quarter while our revenues from advertising have, from time to time, decreased from quarter to quarter. We generate revenues from a variety of different arrangements including sales of targeted and untargeted banner advertising, sponsorships, performance-based arrangements and referrals to third party web-sites. We have limited experience marketing and pricing these types of arrangements, and have limited actual experience with respect to the performance of such arrangements. As such, we do not know if we are appropriately pricing, marketing or structuring these arrangements, or whether we will perform under these arrangements to the satisfaction of the other parties. Our failure to appropriately price, market or structure these arrangements could impact our ability to enter into and perform under these arrangements, or to renew these arrangements on similar or acceptable terms. Due to a variety of factors including the deterioration of the online advertising market and the decrease in capital available to Internet companies, we have experienced a number of situations where arrangements are not renewed, are renewed at significantly lower rates or are repriced during the term of the arrangement. These factors may significantly impact our ability to enter into new arrangements with third parties, to enforce our existing arrangements and to maintain or grow our revenues. In addition, the success of some of these arrangements may depend on our ability to effectively target users based on demographic and other information. We may encounter technical and other limitations on this ability, including problems associated with the accuracy of the information provided by our users, which we do not corroborate. In light of these factors, there can be no assurance that we will be able to attract sufficient advertising revenues to support our operations.

    In addition, competition for Internet-based advertising revenues is intense and the amount of available advertising space on the Internet is increasing at a significant rate while the demand may be declining. These factors are causing Internet advertising rates to decline, and it is possible that rates will continue to decline in the future. Also, our growth in users has resulted in, and in the future may result in, our advertising inventory growing faster than our ability to sell the inventory at reasonable rates. Many of the purchasers of Internet advertising have been companies with Internet-based business models. Many of these companies have come under financial pressure and have not been able to access the capital markets to fund their operations. This trend has adversely impacted our revenues and could impact our ability to generate revenues in the future and result in increased reserves for doubtful accounts.

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

COMPETITORS

    Competition for users of internet access services is intense. We currently compete or expect to compete for users with the following types of companies that provide access services:

    - companies that provide free Internet access under their own brands, such as Juno Online Services, Inc., as well as companies that provide free Internet access co-branded with, or under the brands of, third parties;

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

    We expect that competition for users will continue to intensify. While we have recently experienced a period of decreased competition for users of free Internet access services due to the failure of numerous free Internet access providers, there can be no assurance that we will not experience additional competition from new competitors. In addition, because we have limited the number of hours that a household may use our service free of charge, we may experience more direct competition from companies who charge for their Internet service, particularly those who charge on a discounted basis. We believe that additional competitors for Internet users, including major computer manufacturers, retail companies, and software, media and telecommunications companies, will continue to enter the Internet access market. Existing competitors have taken, and may continue to take, steps such as reducing their subscriber fees, offering promotions for access services, or bundling free access services with other product offerings. For example, both Microsoft and CompuServe have partnered with personal computer makers and consumer electronics retailers to offer consumers rebates on computer equipment when the consumer signs up for their Internet access services.

    We believe that increased competition has, from time to time, impacted our growth and may impact our growth in the future, resulting in increased user turnover and additional sales and marketing expenses that increase user acquisition cost. Increased competition could also result in decreased advertising revenue. Since we rely primarily on advertising revenues to support our free access model and do not charge the vast majority of our users membership fees, we may not be able to offset the effect of these increased costs, and we may not have the resources to continue to compete successfully. The ability of our competitors to acquire other Internet providers or to enter into strategic alliances or joint ventures could also put us at a significant competitive disadvantage.

TELECOMMUNICATIONS SERVICES

    In addition, telecommunications companies with far greater resources, distribution channels and brand awareness offer, or have announced that they will offer, their own Internet access services to users. Since these companies have their own telecommunications network infrastructure, they have lower communications costs than we do. These advantages reduce the overall cost of Internet access for such companies and may significantly increase competitive pressures on us. For example, AT&T WorldNet recently began offering an Internet access service priced at $4.95 per month combined with an advertising banner window, and also announced a new program where it bundles its Internet access service with its long distance service at a discounted rate. In addition, each of our telecommunications providers supplies network access to some of our competitors, and could choose to grant those competitors preferential network access, potentially limiting our users' ability to access the Internet. If our telecommunications service providers were to decrease the levels of service or access provided to us, or if they were to terminate their relationships with us for competitive or other reasons, and we were not able to develop alternate sources of supply, we would not be able to provide Internet access to our customers, which could ultimately result in a significant loss of users and revenues.

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

IF WE FAIL TO GROW OUR USER BASE, WE MAY NOT BE ABLE TO GENERATE REVENUES,
  DECREASE PER-USER TELECOMMUNICATIONS COSTS OR IMPLEMENT OUR STRATEGY.

    If we are unable to grow our user base, we may not be able to generate revenues, decrease per-user telecommunications costs or implement our strategy. While we have, from time to time, experienced such rapid growth in our user base that we have instituted measures to limit the number of new users on our service, there is no assurance that this trend will continue in the future, especially in light of the limitations on the number of hours that a user can access our service without charge. We may find that our efforts to limit the number of users able to register for our service will adversely impact user growth in the long term. We intend to generate new users through other distribution channels, such as television, radio and print media advertising, direct marketing campaigns, and bundling, co-branding and retail distribution arrangements. However, we have limited experience with marketing our service through these channels. If these distribution channels prove more costly or less effective than anticipated, it could adversely impact our ability to grow. We would also be unable to grow our user base if a significant number of our current registered users stopped using our service. There are a variety of reasons why users would discontinue using our service, including:

    - Users may object to the limitation we impose on the number of hours they can use our service in a month without charge and decide to terminate their account with us in favor of a competing service;

    - users may decide they do not like the always-present nature of the ZeroPort or the presence of advertising on our service;

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

OUR ADVERTISING REVENUES WILL SUFFER IF WE ARE UNABLE TO DEMONSTRATE THAT OUR
  REGISTERED USERS ARE ACTIVELY USING OUR SERVICE.

    If we are not able to demonstrate to our advertisers that our registered users are actively using our service, advertisers may choose not to advertise with us and our advertising revenues could be materially and adversely affected. Approximately 7.7 million users had registered for our service through December 31, 2000, of which approximately 3.9 million had used our service during the month of December. We believe that a number of our users have Internet access accounts with our competitors. As a result, these users may not use NetZero as their primary Internet service provider. Also, some new users use the Internet only as a novelty and do not become consistent users of Internet services and, therefore, may be less likely to continue using our service.

WE MAY NOT SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS IN A TIMELY MANNER; OUR
  NEW PRODUCTS MAY NOT BE ACCEPTED BY CONSUMERS OR ADVERTISERS.

    We have expended, and may in the future expend, significant resources developing and implementing new products. Product development involves a number of uncertainties, including unanticipated delays and expenses. New products may have technological problems or may not be accepted by our users or advertisers. There is no assurance that new products will be introduced in a timely manner or result in user satisfaction or increased revenues. If we are unable to respond in a timely manner to technological advances, we may not be able to compete effectively for users, which could cause our revenues to decrease.

    Several of the new products we have offered, or intend to offer, such as the NZ Platinum which provides the user with the opportunity to limit banner advertising in the ZeroPort, involve payments to us by our users. While we hope to derive additional revenues from these products, there is no assurance that our users will elect to pay for such products or that such products will provide us with any meaningful revenue.

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

    All of our advertisements are served using software licensed from NetGravity. While there is other software available, it would substantially disrupt our business to switch to another provider. As such, we are reliant on NetGravity and its software. Our agreement with NetGravity expires in June 2001; however we have an option to renew the agreement for an additional two-year term upon initial expiration. If NetGravity's software fails to perform as expected, or if we are not able to renew such agreement or license or internally develop similar software in the future, we may not be able to effectively display advertisements to our users. In this event, our ability to generate advertising revenues would be severely limited. In October 1999, DoubleClick, an Internet advertising provider, acquired NetGravity. Since our agreement with NetGravity does not expire until June 2001 and we have an option to renew for an additional two-year term upon initial expiration, we do not believe the acquisition will have a material effect on our contractual rights with NetGravity.

OUR STOCK PRICE COULD FALL AS A RESULT OF FUTURE LOSSES AND NEGATIVE CASH FLOW.

    We have a significant accumulated deficit. We expect to continue to experience losses and negative cash flow. Our ability to achieve profitability or positive cash flow depends upon a number of factors, including our ability to increase revenue and reduce per-user costs. We cannot be certain that we will be able to continue to maintain or grow our revenues or that we will obtain sufficient revenues to achieve profitability or positive cash flow. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we fail to do so, the market price for our common stock could suffer.

OUR REVENUES WOULD SIGNIFICANTLY DECREASE IF WE LOSE KEY CUSTOMERS.

    A small number of customers have accounted for, and may in the future account for, a significant portion of our revenues. For example, we derived approximately 35% of our revenues for the quarter ended December 31, 2000 from our start page agreement with LookSmart. Our agreement with LookSmart, which was due to expire on February 15, 2001, was terminated by mutual agreement on January 19, 2001. LookSmart provided search functionality on our start page and on the ZeroPort, and was provided with the right to advertise third party services on our start page. While we intend to sign agreements with one or more companies to provide search functionality on our start page and on the ZeroPort, we anticipate that our revenues from such arrangements will only be a small portion of the revenues that we have historically received from LookSmart. However, we are in the process of modifying our start page to create a new product which we anticipate will derive revenues in addition to search functionality from a number of third parties, although there is no assurance that we will derive the level of revenues from our revised start page that we historically derived from LookSmart. If we do not generate signficant revenues from our new start page, our revenues may be adversely and materially impacted in the near term. The termination of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to renew our material agreements or to replace such agreements with similar agreements with new customers.

    During the year ended June 30, 2000, we generated a significant portion of our revenues from third party sales organizations. We no longer have any agreements in effect with third party sales organizations that we believe will result in significant revenues, and there is no assurance that our in-house sales organization will generate the amount of revenues necessary to support our business.

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

WE MAY NOT BE ABLE TO GROW OUR USER BASE IF WE ARE UNSUCCESSFUL IN ESTABLISHING
  AND MAINTAINING THE NETZERO BRAND.

    If we are unsuccessful in establishing or maintaining the NetZero brand, we may not be able to grow our user base. We believe that establishing and maintaining the NetZero brand is critical to retain and expand our user base. Promotion of the NetZero brand will depend on our success in providing high-quality Internet products and services. However, such success will depend, in part, on the services, products and efforts of third parties, over which we have little or no control. For instance, if our third party telecommunications service providers fail to provide quality service, our users' ability to access the Internet may be interrupted, which may adversely affect the NetZero brand. If our users and advertisers do not perceive our existing products and services as high quality, or if we introduce new products or services or enter into new business ventures that are not favorably received by our users and advertisers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, we may also need to devote substantial resources to create and maintain a distinct brand loyalty among our users and to promote and maintain the NetZero brand in a very competitive market. If we incur excessive expenses in promoting and maintaining our brand, our financial results could be adversely effected.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IF WE ARE NOT ABLE TO RESPOND TO
  CHANGING INDUSTRY STANDARDS.

    We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards, and to develop and introduce new and enhanced products and service offerings. We believe that our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors. Although we intend to support emerging standards in the market for Internet access, we may not be able to conform our technology and equipment to support these new standards in a timely fashion. For instance, Sun Microsystems continues to upgrade its JAVA language and implementing new versions of JAVA may require additional memory and resources to implement. Our software uses the JAVA language extensively and we will have to modify our resources accordingly to accommodate new versions. There can be no assurance that we will be able to make such modifications, or any other modifications which may be required to adapt to new or changing standards, in a cost-effective and timely manner, or at all.

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

    - loss of data or revenue;

    - injury to reputation; and

    - diversion of development resources.

    We have experienced some technical and customer support issues associated with our products and software releases. These issues have resulted in users discontinuing our service and have adversely impacted our revenues. In addition, certain of our new services require us to bill the user, and we have limited experience in implementing billing services. We cannot assure you that we will not experience additional problems in the future.

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

    In addition, we have recently filed lawsuits against a number of entities alleging that they are violating our proprietary rights. There is no assurance that we will prevail in any of these claims. Our attempts to enforce our proprietary rights could result in significant costs without a corresponding economic or competitive benefit.

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

A SECURITY BREACH, VIRUS OR INAPPROPRIATE USE BY INTERNET USERS COULD DISRUPT
  OUR SERVICE.

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

OUR BUSINESS COULD BE SHUT DOWN OR SEVERELY IMPACTED IF A NATURAL DISASTER
  OCCURS.

    Our operations and services depend on the extent to which our computer equipment and the telecommunications infrastructure of our third-party network providers are protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters and at facilities in Los Angeles and San Jose, California. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. For example, if an earthquake damages equipment at our network operations center, we may have no means of replacing this equipment on a timely basis or at all and our service would be shut down. We do not currently maintain fully redundant or back-up Internet services, backbone facilities or other fully redundant computing and telecommunications facilities. Furthermore, we do not currently have any business disruption insurance. Any prolonged disruption of our services due to system failure could result in user turnover and decreased revenues.

WE MAY NOT REALIZE THE BENEFITS ASSOCIATED WITH OUR INTANGIBLE ASSETS

    As of December 31, 2000, we had approximately $55.0 million in intangible assets recorded on our balance sheet, which primarily includes goodwill and acquired technologies associated with our acquisitions. Decreases in the fair value of these assets could result in our recording impairment losses with respect to some or all such assets. Any such loss could adversely and materially impact our results of operations and financial condition.

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

WE COULD BE EXPOSED TO LIABILITY ASSOCIATED WITH CHANGES IN OUR SERVICES OR THE
  SERVICES OF THIRD PARTIES.

    Our service involves the provision of Internet access services as well as a variety of other products and services offered under the NetZero brand or directly by sponsors. We and our sponsors have implemented, and may in the future implement, changes to such services. This may involve the termination of services by NetZero or its sponsors or changes to terms and conditions of services by NetZero or its sponsors. There can be no assurance that users, advertisers, sponsors or other third parties, including governmental agencies, will not assert claims against us for implementing such changes, or that any such claims would be resolved in our favor.

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

TELECOMMUNICATIONS REGULATION COULD MAKE IT MORE EXPENSIVE FOR US TO DO
  BUSINESS.

    Other than regulations generally applicable to all business, neither the Federal Communications Commission nor any other governmental agency currently directly regulates Internet service providers. Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. We could be adversely affected if any regulatory or statutory change results in the application of access charges to Internet service providers, because this would substantially increase the cost of using the Internet. Similarly, new laws or regulations could increase costs to those entities who provide us with telecommunications services, and those changes too could substantially increase our cost of doing business. Since one of the largest components of our operating costs is telecommunications expense, any increase in such costs would have a material adverse effect on our cost of revenues and gross margins. We could also be affected by any change in the ability of our users to reach our network through a dial-up telephone call without any additional charges.

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

OUR BRAND AND BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO PROTECT
  OUR DOMAIN NAMES OR ACQUIRE OTHER RELEVANT DOMAIN NAMES.

    We currently hold the Web domain name relating to our brand, NetZero.com, as well as numerous other related Web domain names. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in the countries in which we conduct, or plan to conduct, business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, dilute or otherwise decrease the value of our trademarks and other proprietary rights.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    NetZero currently does not hold any derivative instruments and does not engage in hedging activities. Also, NetZero is not currently party to any transactions denominated in a foreign currency. Thus, NetZero's exposure to interest rate and foreign exchange fluctuations is minimal.

PART II. OTHER INFORMATION

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

    In connection with the initial public offering, NetZero paid an aggregate of $12.9 million in underwriting discounts and commissions to the underwriters and paid other expenses in the amount of approximately $1.8 million. After deducting the underwriting discounts and commissions and offering expenses, NetZero received net proceeds from the offering of approximately $169.3 million. As of December 31, 2000, NetZero had used approximately $139 million of the net proceeds from the offering to fund its operating losses and capital expenditures. The balance of the proceeds will be used for general corporate purposes including additions and enhancements to the Company's server and network infrastructure, working capital, expansion of its sales and marketing capabilities and brand-name promotions. NetZero may also use a portion of its proceeds for acquisitions of complementary businesses, services or technology. Pending these uses, the net proceeds of the offering will be invested in short-term, interest-bearing, investment-grade instruments. None of the net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of NetZero or their associates, persons owning 10% or more of any class of equity securities of NetZero, or an affiliate of NetZero.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the Company's stockholders was held on November 16, 2000. One nominee to the Board of Directors, Robert Berglass, was elected to serve for a term expiring at the 2003 annual meeting and the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company was ratified at the meeting.

    The results of voting for the election of Mr. Berglass were as follows:
77,105,466 votes for and 1,146,399 votes withheld. The remaining members of the Board of Directors who continued in office after the meeting and the year in which their terms expire are: (i) terms expiring in 2001: Ronald T. Burr and Jennifer S. Fonstad; and (ii) terms expiring in 2002: Mark R. Goldston, James T. Armstrong and Bill Gross. Bill Gross subsequently resigned his position on the Board of Directors on January 10, 2001.

    The results of the voting for the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company were as follows: 78,150,433 votes for, 95,315 votes against, and 6,117 absentations.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) None

    (b) None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETZERO, INC.
                                          (REGISTRANT)

                                          By: /s/ CHARLES S. HILLIARD
                                          --------------------------------------

                                          CHARLES S. HILLIARD
                                          SENIOR VICE PRESIDENT, FINANCE AND
                                          CHIEF FINANCIAL OFFICER

Dated: February 14, 2001