Form 10-Q
period 2001-03-31
NETZERO INC
filed 2001-05-15
CIK 1089944

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-27405

NETZERO, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4644384
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
2555 Townsgate Road, Westlake Village, California	91361
(Address of principal executive office)	(Zip Code)

(805) 418-2000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 125,315,028 shares of the registrant's common stock outstanding as of May 7, 2001.

    In this Report, "NetZero," the "Company," "we," "us" and "our" collectively refers to NetZero, Inc. and its wholly-owned subsidiaries.

Part I. Financial Information

NETZERO, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2001	June 30, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,658,000	$201,512,000
Short-term investments	81,877,000	36,353,000
Restricted cash	10,062,000	6,982,000
Accounts receivable, net of allowance for doubtful accounts of $1,780,000 at March 31, 2001 and $1,651,000 at June 30, 2000	10,012,000	15,748,000
Other current assets	6,447,000	3,941,000

Total current assets	177,056,000	264,536,000
Property and equipment, net	32,853,000	37,662,000
Restricted cash	2,353,000	2,692,000
Intangible assets, net	1,488,000	19,523,000
Other assets	2,674,000	1,545,000

Total assets	$216,424,000	$325,958,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,149,000	$18,727,000
Accrued liabilities	3,959,000	2,506,000
Deferred revenue	1,870,000	825,000
Current portion of notes payable	1,827,000	1,641,000
Current portion of capital leases	5,072,000	6,247,000

Total current liabilities	34,877,000	29,946,000
Notes payable less current portion	749,000	2,143,000
Capital leases less current portion	4,009,000	8,135,000
Stockholders' equity
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2001 and June 30, 2000, respectively	—	—
Common stock, $0.001 par value; 500,000,000 authorized; 125,329,000 and 116,712,000 shares issued and outstanding at March 31, 2001 and June 30, 2000, respectively	125,000	118,000
Additional paid-in capital	466,247,000	405,847,000
Notes receivable from stockholders	(820,000)	(799,000)
Deferred stock-based charges	(18,939,000)	(12,821,000)
Other accumulated comprehensive income	395,000	—
Accumulated deficit	(270,219,000)	(106,611,000)

Total stockholders' equity	176,789,000	285,734,000

Total liabilities and stockholders' equity	$216,424,000	$325,958,000

The accompanying notes are an integral part of these consolidated financial statements.

NETZERO, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Revenues
Advertising and commerce	$10,992,000	$16,624,000	$42,802,000	$36,400,000
Billable services	1,778,000	234,000	2,443,000	420,000

Total revenues	12,770,000	16,858,000	45,245,000	36,820,000

Cost of revenues (including stock-based charges of $80,000 and $96,000 for the quarters ended March 31, 2001 and 2000, and $319,000 and $285,000 for the nine months ended March 31, 2001 and 2000, respectively)	24,677,000	18,555,000	64,014,000	45,986,000

Gross loss	(11,907,000)	(1,697,000)	(18,769,000)	(9,166,000)

Operating expenses
Sales and marketing (including stock-based charges of $1,461,000 and $804,000 for the quarters ended March 31, 2001 and 2000, and $4,050,000 and $1,328,000 for the nine months ended March 31, 2001 and 2000, respectively)	12,490,000	13,727,000	43,667,000	34,798,000
Product development (including stock-based charges of $1,548,000 and $81,000 for the quarters ended March 31, 2001 and 2000, and $5,071,000 and $240,000 for the nine months ended March 31, 2001 and 2000, respectively)	6,760,000	1,647,000	20,394,000	4,036,000
General and administrative (including stock-based charges of $1,515,000 and $980,000 for the quarters ended March 31, 2001 and 2000, and $6,303,000 and $2,906,000 for the nine months ended March 31, 2001 and 2000, respectively)	7,066,000	7,053,000	23,813,000	16,970,000
Amortization of intangible assets	6,539,000	2,500,000	16,737,000	3,158,000
Impairment of goodwill and intangible assets	48,622,000	—	48,622,000	—

Total operating expenses	81,477,000	24,927,000	153,233,000	58,962,000

Loss from operations	(93,384,000)	(26,624,000)	(172,002,000)	(68,128,000)

Interest and other income	2,362,000	2,128,000	9,602,000	4,809,000
Interest and other expense	(366,000)	(364,000)	(1,208,000)	(1,044,000)

Net loss	$(91,388,000)	$(24,860,000)	$(163,608,000)	$(64,363,000)

Unrealized gain on short-term investments	395,000	—	395,000	—

Comprehensive loss	$(90,993,000)	$(24,860,000)	$(163,213,000)	$(64,363,000)

Basic and diluted net loss per share	$(0.79)	$(0.27)	$(1.45)	$(0.99)

Shares used to calculate basic and diluted net loss per share	115,711,000	91,123,000	112,496,000	64,837,000

The accompanying notes are an integral part of these consolidated financial statements.

NETZERO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(163,608,000)	$(64,363,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	28,653,000	9,188,000
Impairment of goodwill and intangible assets	48,622,000	—
Loss on disposal of property and equipment	71,000	—
Allowance for doubtful accounts	129,000	465,000
Stock-based charges	15,743,000	4,759,000
Accrued interest—notes receivable from stockholders	(21,000)	(53,000)
Changes in operating assets and liabilities (excluding the effects of the acquisitions):
Restricted cash	(2,499,000)	(11,021,000)
Accounts receivable	5,677,000	(8,499,000)
Other assets	(4,176,000)	(2,993,000)
Accounts payable and accrued expenses	1,967,000	11,430,000
Deferred revenue	1,000,000	(313,000)

Net cash used for operating activities	(68,442,000)	(61,400,000)

Cash flows from investing activities:
Purchase of property and equipment	(4,919,000)	(12,569,000)
Purchase of patent rights	(408,000)	—
Purchase of short-term investments	(97,799,000)	(7,500,000)
Proceeds from sale of short-term investments	52,702,000	—
Cash paid for acquisitions, net of cash acquired	(7,721,000)	—

Net cash used for investing activities	(58,145,000)	(20,069,000)

Cash flows from financing activities:
Payments on capital leases	(5,314,000)	(1,763,000)
Payments on notes payable	(1,208,000)	(930,000)
Proceeds from equipment financing	—	5,680,000
Proceeds from notes payable	—	3,498,000
Repayment of notes receivable from stockholders	—	21,000
Proceeds from exercise of stock options	81,000	180,000
Stock repurchases	(59,000)	—
Proceeds from employee stock purchase plan	233,000	—
Net proceeds from issuance of common stock	—	169,300,000

Net cash (used) provided by financing activities	(6,267,000)	175,986,000

Change in cash and cash equivalents	(132,854,000)	94,517,000
Cash and cash equivalents, beginning of period	201,512,000	24,035,000

Cash and cash equivalents, end of period	$68,658,000	$118,552,000

Supplemental disclosure of non-cash investing and financing activities:
Equipment obtained under capital leases	$—	$636,000

Stock issued for acquisitions	$49,802,000	$23,249,000

Issuance of warrant for marketing services	$—	$8,600,000

The accompanying notes are an integral part of these consolidated financial statements.

NETZERO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Business.

    NetZero, Inc. ("NetZero" or the "Company") was incorporated in July 1997 and launched its service in October 1998. The Company is a leading provider of advertising- and commerce-supported and fee-based Internet access, offering a broad range of interactive marketing, research and measurement solutions. Through proprietary technologies, the Company offers marketers targeting capabilities through numerous online advertising and sponsorship channels. NetZero also offers marketers, advertisers and market research organizations mass-scale, online market research through its CyberTarget division. NetZero's Internet service offers consumers access to the Internet and includes custom navigation tools that provide "speed dial' to key sites on the Internet.

    NetZero offers both free and pay Internet access services. The NetZero free Internet service is currently available for up to 40 hours per month per household. Households that wish to continue with the free service beyond the current 40 hour limit may choose to subscribe to the "NetZero Professional" service, which requires them to pay $9.95, and provides them with an extended access pass enabling unlimited Internet access for the remainder of that month. In addition, the Company currently offers the "NetZero Platinum" monthly subscription service for $9.95 per month, which provides users with unlimited Internet access each month and features an ultra-thin toolbar without the advertising banners currently included on the ZeroPort of the free service.

2. Basis of Presentation.

    The consolidated financial statements are unaudited, other than the balance sheet information for the Company as of June 30, 2000 and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain amounts in the prior year's financial statements have been reclassified to conform to the presentation of the current period. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 filed on September 28, 2000 with the Securities and Exchange Commission (the "SEC").

    At March 31, 2001, the Company had cash, cash equivalents and short-term investments of approximately $150.5 million. The Company considers its existing cash, cash equivalents and short-term investments to be adequate to fund its operating activities, capital expenditures and other obligations for at least the next 12 months. However, the Company may need to raise additional capital for a variety of reasons including, without limitation, in order to fund more rapid growth, expand marketing activities, develop new or enhance existing services or products to respond to competitive pressures or to acquire complementary services, businesses or technologies. If, in the future, the Company is not successful in generating sufficient cash flow from operations, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding, if needed, might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition of the Company. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stockholders.

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

4. Significant Accounting Policies.

Revenue Recognition

    The Company's revenues are derived principally from the sale of advertising, which includes targeted and non-targeted banner advertisements, placements and sponsorships, referrals of users to other web-sites, performance-based agreements including e-commerce arrangements and advertising messages delivered to the Company's users via e-mail. Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain, fees are fixed and determinable, and collection of the related receivable is probable. The Company's obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenues from performance-based arrangements are recognized as the related performance criteria are met. Referral revenues are recognized as referrals are made to advertisers' or sponsors' web-sites, provided that no significant Company obligations remain, fees are fixed and determinable, and collection of the related receivable is probable. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable under the circumstances. In determining the value of the goods or services provided, the Company uses historical pricing of comparable cash transactions. For the periods presented, revenues recognized from barter transactions were less than 1% of total net revenues.

    The Company also derives revenues from billable products and services, such as its pay Internet access services. Billable services revenues are recognized in the period in which the related products or services are provided to the user. Billable services revenue primarily consists of subscription fees that are received from users of the Company's fee-based access services. In addition, billable services revenues include fees charged to prospective users related to the cost of producing, shipping and handling of CD's containing the Company's software. The Company generally requires that subscribers pre-pay for their billable services, which results in the deferral of certain revenues into the period in which the related access services are provided.

Long Lived Assets

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

    If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

5. Intangible Assets.

    Intangible assets consist primarily of purchased technology, acquired workforce, acquired brand name and content, non-compete agreements, acquired users, and goodwill related to the acquisitions of AimTV, Inc. ("AimTV"), Simpli.com, Inc. ("Simpli.com"), RocketCash Corporation ("RocketCash"), and FreeI Networks, Inc. ("Freei"). These acquisitions were accounted for as purchases and are further described in Note 6. Amortization of goodwill and identifiable intangible assets is provided for on the straight-line basis over the estimated useful lives of the asset, which range from two to four years.

    During the third quarter of fiscal 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets. Such indicators included deterioration in the business climate for Internet advertising and other web-related companies, reduced levels of venture capital funding activity for Internet-based consumer businesses, which historically have represented a significant portion of our revenues, significant declines in the market values of NetZero and our competitors in the Internet advertising industry for a significant period of time, recent changes in the Company's 2001 operating and cash flow forecasts and long-term strategies as a result of significant declines in the Internet advertising market and related revenues, and changes in strategic plans for certain of our acquired businesses.

    Asset impairment tests were performed at the enterprise and lowest level for which there are identifiable cash flows. The tests were performed by comparing the expected undiscounted cash flows over the estimated useful lives of the assets, plus a terminal value for future cash flows, to the carrying amount of the goodwill and other intangible assets resulting from purchase business combinations. Based on the results of these tests, it was determined that goodwill and other identifiable intangible assets initially recorded in connection with the acquisitions of AimTV, Simpli.com, RocketCash and Freei were impaired.

    The Company determined the fair value of the impaired assets using the discounted cash flow method and the market comparison method. An impairment of goodwill and intangible assets totaling $48.6 million was recorded during the the quarter ended March 31, 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment consisted of $33.5 million for goodwill and $15.1 million for other acquired intangible assets. No impairment of goodwill or other acquired intangible assets was recorded during fiscal 2000.

6. Acquisitions.

    In December 1999, the Company acquired 100% of the outstanding capital stock and options of AimTV. AimTV has developed a patent-pending technology designed to enable advertisers to run broadcast-quality commercials over narrowband Internet connections. Pursuant to the terms of the agreement, the outstanding capital stock and options were exchanged for approximately 973,000 shares of common stock and options to purchase common stock of NetZero. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of AimTV have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.7 million. The excess purchase price was comprised of approximately $14.3 million of goodwill and $9.4 million of identifiable intangible assets. Management has estimated the fair value of the net assets acquired, based on discounted future cash flows as well as strategic and market factors, to be below the carrying values of goodwill and identifiable intangible assets. Accordingly, NetZero took an impairment charge during the quarter ended March 31, 2001 of approximately $11.1 million, to write off the remaining balance of the goodwill and intangible assets acquired in connection with this acquisition.

    In August 2000, the Company acquired Simpli.com in a stock and cash transaction. Simpli.com is a targeted marketing infrastructure and search technology company. Pursuant to the terms of the agreement, the Company issued 2.5 million shares of common stock and paid $2.6 million in cash. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of Simpli.com have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.5 million. The excess purchase price was comprised of approximately $8.7 million of goodwill, $8.4 million of deferred stock-based charges and $6.4 million of identifiable intangible assets all of which are being amortized over periods ranging from two to three years. Management has estimated the fair value of the net assets acquired, based on discounted future cash flows as well as strategic and market factors, to be below the carrying values of goodwill and identifiable intangible assets. Accordingly, NetZero took an impairment charge during the quarter ended March 31, 2001 of approximately $11.6 million, to write off the remaining balance of the goodwill and intangible assets acquired in connection with this acquisition.

    In September 2000, the Company acquired RocketCash in a stock for stock transaction. RocketCash is a leading online gateway that enables consumers, particularly the rapidly growing teen market, to shop and buy securely on the Internet without a credit card. Pursuant to the terms of the agreement, the Company issued approximately 5.2 million shares of common stock and options to purchase common stock. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of RocketCash have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $30.2 million. The excess purchase price was comprised of approximately $18.1 million of goodwill, $9.0 million of identifiable intangible assets and $3.1 million of deferred stock-based charges all of which are being amortized over periods ranging from two to four years. Management has estimated the fair value of the net assets acquired, based on discounted future cash flows as well as strategic and market factors, to be below the carrying values of goodwill and identifiable intangible assets. Accordingly, NetZero took an impairment charge during the quarter ended March 31, 2001 of approximately $21.6 million, to write off the remaining balance of the goodwill and intangible assets acquired in connection with this acquisition.

    In November 2000, the Company acquired certain assets of Freei for approximately $4.6 million. Assets acquired included the domain names "Freeinternet.com", "Freeinet.com" and "Freei.net", certain proprietary rights, certain fixed assets, and the rights to market NetZero's service to Freei's users. The assets acquired have been included in the consolidated balance sheet of the Company at their fair market value since the date of acquisition and are being amortized generally over a two-year period. The Company has estimated the fair value of the net assets acquired, based on discounted future cash flows as well as strategic and market factors, to be below the carrying values of the assets. Accordingly, NetZero took an impairment charge during the quarter ended March 31, 2001 of approximately $3.3 million to write off the remaining balances of the intangible assets acquired in connection with this acquisition.

    The following summarized unaudited pro forma financial information for the nine months ended March 31, 2001 and 2000 assumes that the acquisitions had occurred at the beginning of each period presented:

	Nine Months Ended March 31,
	2001	2000
Net revenues	$45,253,000	$36,840,000
Net loss	$(168,949,000)	$(96,039,000)
Net loss per share	$(1.47)	$(1.33)

7. Concentration of Credit Risk.

    At March 31, 2001 and March 31, 2000, two customers comprised approximately 21%, and 11%, and one customer comprised 11%, of the accounts receivable balance, respectively. For the three months ended March 31, 2001 and March 31, 2000, three customers comprised 20%, 14% and 11% of revenues, and one customer comprised 26% of revenues, respectively. For the nine months ended March 31, 2001 and March 31, 2000, three customers comprised 25%, 12%, and 11% of revenues, and two customers comprised 31% and 15% of revenues, respectively.

8. Equity.

Initial Public Offering

    In September 1999, the Company completed an initial public offering in which the Company sold 11.5 million shares of its common stock, including 1.5 million shares in connection with the exercise of the underwriters' over-allotment option, at $16 per share. The proceeds to the Company from the offering, after deducting offering expenses, including underwriting discounts and commissions, were $169.3 million. Upon the closing of the offering, all of the Company's then outstanding preferred stock automatically converted into common stock on an one-for-one basis.

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

Marketing Agreements

    In connection with the acquisition of RocketCash, the Company issued 500,000 shares of its common stock in connection with a RocketCash consumer-marketing program and recorded stock-based charges of approximately $2.8 million. These charges are being amortized in sales and marketing expense over the fifteen-month term of the agreement.

9. Earnings (Loss) Per Share.

    The Company has adopted SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares outstanding divided into net income (loss) during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

    The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Numerator:
Net loss	$(91,388,000)	$(24,860,000)	$(163,608,000)	$(64,363,000)

Denominator:
Weighted average common shares	125,287,000	104,811,000	123,123,000	80,092,000
Adjustment for common shares subject to repurchase	(9,576,000)	(13,688,000)	(10,627,000)	(15,255,000)

Adjusted weighted average common shares	115,711,000	91,123,000	112,496,000	64,837,000

Basic and diluted net loss per share	$(0.79)	$(0.27)	$(1.45)	$(0.99)

10. Commitments and Contingencies.

    In December 2000, NetZero sued Juno Online Services ("Juno") for patent infringement and filed a motion for a temporary restraining order restricting Juno from displaying banner advertisements on its service. In January 2001, the temporary restraining order was granted and NetZero posted a bond in the amount of $5.0 million. In April 2001, the temporary restraining order was lifted and Juno subsequently informed NetZero that it intends to seek recourse against the bond to recover damages incurred during the time the temporary restraining order was in place. NetZero believes its initial patent claims are meritorious, although the matter will not be decided until a trial on the merits, which may not occur until calendar 2002. If the Company succeeds on the merits, it does not believe Juno will be entitled to damages as a result of the temporary restraining order. Even if Juno were to succeed in its damage claim, the Company does not believe that any payments to be made by NetZero in connection therewith would be material to its financial position, results of operations and cash flows. However, there can be no assurance of the outcome of this matter.

    In April 2001, NetZero and certain of its officers and directors were served with a complaint alleging violations of the federal securities laws. A number of other complaints have since been filed containing similar allegations, but only one other complaint has been served as of May 14, 2001. These complaints were brought as purported shareholder class actions under Sections 11 and 15 of the Securities Act of 1933, as amended.

    The complaints generally allege that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters of NetZero's initial public offering had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with initial public offering; and (ii) the underwriters had entered into agreements with customers whereby they agreed to allocate NetZero shares to those customers in the initial public offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices.

    The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although the Company believes the outcome of the above outstanding legal proceedings, claims and litigation will not have a material adverse effect on its business, results of operations or financial position, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

    The Company is subject to various other legal proceeding and claims, which arise in the ordinary course of business. In the opinion of management, the amount, and ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

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

Overview

    We are a leading provider of free and pay Internet access services and targeted marketing solutions. We offer consumers free and pay access to the Internet, free e-mail and customizable navigation tools that provide "speed dial" to key sites on the Internet. Our services are currently available in more than 5,000 cities across the United States and Canada. In addition to offering consumers access to the Internet, we offer mass marketers targeting capabilities through numerous online advertising channels. We also offer advertisers and commerce partners a variety of additional services to build their brands and market their products, including referring our users to partners' web-sites, enabling customer registrations and facilitating electronic commerce transactions. Our CyberTarget division offers marketers and advertisers mass-scale, online market research and measurement services.

    We incorporated in July 1997 and launched our Internet access service in October 1998. During that period, we had no revenues and our operating activities related primarily to the development of our proprietary zCast software. Since October 1998, we have focused on building our free Internet access business and the NetZero brand.

    In January 2001, we began limiting our free Internet service to a maximum of 40 hours per household per calendar month. Households desiring to exceed the 40 hour limitation are currently offered the opportunity to sign up for "NetZero Professional," a service plan that provides households the option to pay a fee, currently set at $9.95, to allow them access to our service for the remainder of the calendar month. If these households elect not to pay a fee when they reach the 40 hour limit during a given month they will be denied access to our service for the remainder of the month, but their account will not be terminated and they can begin accessing the service for free at the beginning of the next month.

    In March 2001, we launched a new service called "NetZero Platinum". The NetZero Platinum service is intended to offer households Internet service for a monthly fee, currently $9.95, that is in most respects the same as NetZero's standard free service except that the 40 hour limitation does not apply, the user accesses a modified start-page and the service features a small toolbar without the advertising banners currently included in the ZeroPort on the free service. There can be no assurance that these new products and services will meet with commercial success.

    Through March 31, 2001 approximately 8.6 million users registered for our Internet access services, of which approximately 3.9 million used the service in the month of March. Approximately 75,000 of these users had subscribed to one of our billable Internet access services during the month of March.

    In December 1999, we acquired AimTV, which has developed a patent-pending technology to run broadcast quality television commercials over narrowband Internet connections resulting in the launch of NZTV in May 2000. In August 2000, we acquired Simpli.com, which has developed proprietary technologies to enhance our banner targeting and personalization capabilities. In September 2000, we acquired RocketCash, which has developed a secure, flexible-currency-shopping technology enabling consumers to make purchases on the Internet with or without a credit card. In November 2000, we acquired certain tangible and intangible assets of one of our competitors, Freei, a free Internet service provider, for approximately $4.7 million. The assets acquired primarily included the domain names "Freeinternet.com", "Freeinet.com" and "Freei.net", certain proprietary rights, certain fixed assets, and the rights to market the NetZero service to Freei users. All of these acquisitions have been accounted for using the purchase method of accounting. During the quarter ended March 31, 2001, we determined that the carrying value of goodwill and intangible assets recorded in connection with these acquisitions was impaired. As a result, we recorded an impairment charge totaling $48.6 million.

Revenues

    We generate revenues through advertising and commerce transactions, fees for our Internet access services, sales of CD's incorporating our Internet access software, and through the sale or license of our data. Our advertising and commerce related revenues consist of fees from the placement of media, direct marketing agreements, referring our users to partners' web-sites, enabling customer registrations for partners, and facilitating electronic commerce transactions. Our fees for Internet access services consist of monthly fees for users who elect to exceed our monthly limit on the number of free hours of Internet access we offer and monthly subscription fees from our users who choose to receive our service without the banner advertising window in the ZeroPort. We generate revenues from the license or sale of our data through our CyberTarget division by offering marketers, advertisers and market research companies mass-scale, online market research and measurement services using our zCast technology. We have only recently begun offering several of our products and services, including CyberTarget and fee-based Internet access services, and there is no assurance as to when, or if, these products or services will make a significant contribution to our revenue.

Advertising and Commerce Revenues

    We sell both targeted and non-targeted advertising on our service. In general, we receive higher advertising rates for targeted advertisements and sponsorships than for non-targeted advertisements. However, we have limited experience in selling and managing these types of arrangements and there can be no assurance that we will successfully sell all of the various advertising services we offer or intend to offer or that such arrangements will generate significant revenues or higher advertising rates. To date, we have sold targeted advertising based upon web-sites visited, key word searches, and users' demographic and geographic information. In addition, the growth in our user base has resulted, and may result in the future, in situations where advertising inventory capacity has increased faster than our ability to sell such inventory at desired rates. We have in the past relied on third parties to sell a portion of our banner advertisements, but intend to rely primarily on our in-house sales force in the future. The failure of the efforts of the in-house sales force to sell increased inventory at reasonable rates may materially and adversely affect operating results. In addition, success with performance-based fee arrangements may depend on our ability to effectively target users. We are still in the early stages of that process and may encounter technical and other limitations on our ability to successfully target users, including limitations associated with privacy concerns. There can be no assurance that we will adequately perform under these arrangements or that we will be able to replace such arrangements on comparable terms, if at all. The failure to generate significant relationships with advertisers or the failure to replace significant contracts when they expire could adversely affect our revenues, results of operations and financial position.

    Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations on our part remain, fees are fixed and determinable, and collection of the related receivable is probable. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. A guaranteed minimum number of impressions are generally required to be delivered over the term of the commitment. Revenues from performance-based arrangements, including click-throughs, are recognized as the related performance criteria are met. Referral revenues are recognized in the periods in which the referrals are made to advertisers' or sponsors' web-sites, provided that no significant obligations on our part remain, fees are fixed and determinable, and collection of the related receivable is probable.

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

    Our advertising revenues are subject to the effects of seasonality. Advertisers typically purchase impressions on a forward basis. If purchasing patterns or timing of purchasing by advertisers were to change, our financial position and results of operations could be materially affected.

    Advertising on the Internet, particularly the products and services we offer, is a relatively new and changing industry, and there is no assurance that the products and services we offer now, or in the future, will meet with commercial acceptance. Internet advertising rates have been declining rapidly, and it is possible that rates will continue to decline in the future. Many of the purchasers of Internet advertising have been companies with Internet-based business models. Certain of these companies have come under financial pressure and have not been able to access the capital markets to fund their operations. This trend has impacted our ability to generate revenues and could continue to do so in the future. This trend could also result in increased allowances for doubtful accounts. Due to market forces and other factors, our revenues and results of operations may fluctuate from period to period. We have experienced several consecutive quarters of decreased revenues and there can be no assurance that we will not experience decreased revenues in sequential quarters in future periods.

    We do not currently anticipate that inflation will have a material impact on our results of operations.

    We have entered into barter transactions on an extremely limited basis and, for the periods presented, barter revenue accounts for less than 1% of the our total net revenue.

Billable Services Revenue

    During the quarter ended March 31, 2001, we began limiting our free Internet access up to 40 hours per month per household and offering our users who reach their limit the NetZero Professional service for $9.95 per month, which currently provides unlimited Internet access for the remainder of the month. This is designed to either reduce telecommunications expense associated with heavy users or, alternatively, generate additional revenues to mitigate such expense. In addition, in March 2001 we began offering the NetZero Platinum service at a standard rate of $9.95 per month, which provides users with unlimited Internet access each month and features a thin toolbar without the advertising banners currently included in the ZeroPort on our free service. We have a very limited history with usage limitations and pay services. While our experience has demonstrated that limiting hours reduces our telecommunication costs, we also believe that it adversely impacts our ability to maintain or increase our free user base. We may impose additional limitations on our free usage in the future, which we believe will have additional adverse impacts on our ability to maintain or increase our free user base. Decreases in our free user base and in the number of hours users are permitted to access our free service results in a reduction of our volume of advertising inventory, which may adversely affect our advertising revenues.

    Billable services revenues are recognized in the period in which the fees are fixed and determinable and the related products or services are provided to the user. Billable services revenue primarily consists of subscription fees that we receive from users of our fee-based access services. We generally require that our subscribers pre-pay for their billable services, which results in the deferral of certain revenues into the period in which the access services are provided. Billable services also consists of fees charged to prospective users related to the cost of producing, shipping and handling copies of the NetZero software on CD's. We have a very limited history with respect to our various billable services and there can be no assurances that we will be able to generate significant revenues from these services. We currently offer our billable services under a number of different pricing plans, and occasionally offer discounted promotional pricing plans. We continually evaluate the desirability and effectiveness of our pricing plans, and may in the future make changes or offer different discounted promotions. Future changes in our pricing plans and promotional discounts may adversely impact the number of billable service subscriptions and the amount of revenues we receive for such subscriptions.

Cost of Revenues

    Cost of revenues consists of telecommunications costs, depreciation of network equipment, credit card processing fees, occupancy costs, costs of producing, shipping and handling CD's and personnel and related expenses of our network department. We have expended significant funds on our network infrastructure. While we may expend significant additional funds on capital expenditures in the future, such expenditures may be dependent upon our expectation of user growth and usage patterns, as well as needs associated with acquired businesses and new products. Telecommunications costs for network access are expensed as incurred. Our failure to accurately forecast users' needs could result in significant overcapacity, which would adversely impact our results of operations. Due to limitations we have imposed on the number of hours users may access our service, we may have significant overcapacity in future periods. Conversely, under-forecasting usage could adversely impact the ability of users to receive adequate service and adversely impact our reputation and our ability to maintain or increase our user base. We have limited history in forecasting our user requirements, and there can be no assurance that we will be able to accurately forecast such requirements in the future.

Sales and Marketing

    Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for our in-house sales force, fees paid to third-party advertising sales agents and sales support functions. In the past, we have expended significant amounts on sales and marketing, including a national branding campaign comprised of television, radio and print advertising, sponsorships and a variety of other promotions and, due to the timing of these promotions, amounts expended have varied significantly from period to period. We have in place significant marketing obligations, certain of which expire in June 2001. While we intend to significantly reduce our marketing expenses following such date, we have little experience marketing pay services and there can be no assurance we will be able to decrease our marketing expenses as currently anticipated. Marketing costs associated with increasing brand awareness and user base are expensed in the period incurred.

Product Development

    Product development costs include expenses for the development of new or improved technologies and products, including salaries and related expenses for the software engineering department, as well as costs for contracted services, facilities and equipment. We are currently evaluating our product development programs and may reduce our expenses in the near term. However there can be no assurance we will be able to decrease our product development expenses as currently anticipated.

General and Administrative

    General and administrative expenses include salaries, employee benefits and expenses for executive, finance, legal, human resources and internal and customer support personnel. In addition, general and administrative expenses include fees for professional services, third-party customer support, bad debt expense, and occupancy costs.

Amortization of Intangible Assets

    Amortization of intangible assets includes amortization of goodwill, purchased technologies and other identifiable intangible assets associated with our various acquisitions. During the quarter ended March 31, 2001, we determined that the carrying value of goodwill and intangible assets recorded in connection with several acquisitions was impaired. Indications of impairment included the deterioration in the business climate for Internet advertising and other web-related companies, reduced levels of venture capital funding activity for Internet-based consumer businesses, which historically have represented a significant portion of our revenues, significant declines in the market value of NetZero and our competitors in the Internet advertising industry for a significant period of time, recent changes in our 2001 operating cash flow forecasts and long-term strategies and changes in our strategic plans for certain of our acquired businesses. An impairment charge totaling $48.6 million was recorded during the quarter ended March 31, 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment charge consisted of $33.5 million for goodwill and $15.1 million for other acquired intangible assets. No impairment charge was recorded during fiscal 2000.

    As of March 31, 2001, we had approximately $1.5 million in remaining intangible assets on our balance sheet, primarily related to costs incurred to acquire and develop patents and trademarks. Decreases in the fair value of these assets, or assets acquired as a result of future acquisitions, could result in our recording impairment losses with respect to some or all such assets. Any such loss could adversely and materially impact our results of operations and financial position.

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

Consolidated Results of Operations

    The following tables set forth, for the periods presented, selected unaudited consolidated statements of operations data in dollars and as a percentage of net revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(in thousands)
Advertising and commerce	$10,992	$16,624	$42,802	$36,400
Billable services	1,778	234	2,443	420

Total revenues	12,770	16,858	45,245	36,820
Cost of revenues	24,677	18,555	64,014	45,986

Gross loss	(11,907)	(1,697)	(18,769)	(9,166)
Operating expenses:
Sales and marketing	12,490	13,727	43,667	34,798
Product development	6,760	1,647	20,394	4,036
General and administrative	7,066	7,053	23,813	16,970
Amortization of intangibles	6,539	2,500	16,737	3,158
Impairment of goodwill and intangible assets	48,622	—	48,622	—

Total operating expenses	81,477	24,927	153,233	58,962

Loss from operations	(93,384)	(26,624)	(172,002)	(68,128)
Net interest income	1,996	1,764	8,394	3,765

Net loss	$(91,388)	$(24,860)	$(163,608)	$(64,363)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Advertising and commerce	86%	99%	95%	99%
Billable services	14	1	5	1

Total revenues	100	100	100	100
Cost of revenues	193	110	141	125

Gross loss	(93)	(10)	(41)	(25)
Operating expenses:
Sales and marketing	98	81	97	95
Product development	53	10	45	11
General and administrative	55	42	53	46
Amortization of intangibles	51	15	37	8
Impairment of goodwill and intangible assets	381	—	107	—

Total operating expenses	638	148	339	160

Loss from operations	(731)	(158)	(380)	(185)
Net interest income	15	11	18	10

Net loss	(716)%	(147)%	(362)%	(175)%

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Revenues.

Advertising and Commerce

    Advertising and commerce revenues for the three months ended March 31, 2001 were $11.0 million, which represented a decrease of $5.6 million, or 34%, from $16.6 million for the three months ended March 31, 2000. The decrease was primarily due to a reduction in revenues from our agreement with LookSmart, which ended in January 2001, as well as continued deterioration and softness in the overall online advertising market.

Billable Services

    Billable services revenues for the three months ended March 31, 2001 were $1.8 million, which represented an increase of $1.6 million from $0.2 for the three months ended March 31, 2000. The increase in revenues was due primarily to the launch of the NetZero Platinum and NetZero Professional billable Internet service plans during the quarter ended March 31, 2001.

Cost of Revenues.

    Cost of revenues for the three months ended March 31, 2001 was $24.7 million, which represented an increase of $6.1 million, or 33%, from $18.6 million for the three months ended March 31, 2000. The increase was primarily attributable to increased telecommunications usage related to an increase in our user base experienced during the December 2000 and March 2001 quarters, partially offset by a decrease in telecommunications cost per hour of usage primarily as a result of increased utilization of telecommunication commitments. These increases were also partially offset by a decrease in average hours per active user as a result of the implementation of a 40 hour limit on our free service. During the March 2001 quarter, our cost of telecommunications services purchased averaged less than $0.15 per hour.

Sales and Marketing.

    Sales and marketing expenses for the three months ended March 31, 2001 were $12.5 million, which represented a decrease of $1.2 million, or 9%, from $13.7 million for the three months ended March 31, 2000. The decrease was primarily due to a reduction in media advertising and promotion expense, partially offset by an increase in sales personnel and related costs as a result of our focus on developing an in-house sales force and an increase in stock-based charges. Sales and marketing expenses included $1.5 million and $0.8 million of stock-based charges during the quarters ended March 31, 2001 and 2000, respectively. Stock-based charges associated with sales and marketing increased primarily as a result of warrants issued in connection with a RocketCash marketing promotion.

Product Development.

    Product development expenses for the three months ended March 31, 2001 were $6.8 million, which represented an increase of $5.2 million, or 310%, from $1.6 million for the three months ended March 31, 2000. The increase was primarily due to increased depreciation related to equipment used in product development and testing, increased stock-based charges and the hiring of additional personnel directly by NetZero and in connection with our acquisitions of Simpli.com and RocketCash. Product development expenses included $1.5 million and $0.1 million of stock-based charges during the quarters ended March 31, 2001 and 2000, respectively. Stock-based charges associated with product development increased primarily as a result of restricted shares that were issued in connection with the acquisition of Simpli.com.

General and Administrative.

    General and administrative expenses for the three months ended March 31, 2001 were $7.1 million, which represented a slight increase of $13,000, or 0.2%, from $7.1 million for the three months ended March 31, 2000. The increase was primarily due to an increase in salaries and wages due to the hiring of additional administrative personnel, increased stock-based charges and increased occupancy costs. These increases were almost fully offset by decreases in customer support costs as a result of charging our users for these services and a decrease in consulting and professional service fees. General and administrative expenses included $1.5 million and $1.0 million of stock-based charges during the quarters ended March 31, 2001 and 2000, respectively. The increase was primarily the result of restricted stock awards granted to employees and the issuance of restricted stock in connection with our recent acquisitions.

Amortization of Intangible Assets.

    Amortization of intangible assets for the three months ended March 31, 2001 and 2000 was $6.5 million and $2.5 million, respectively. The increase was primarily the result of our acquisitions of Simpli.com in August 2000, RocketCash in September 2000, and certain assets of Freei in November 2000.

Impairment of Goodwill and Intangible Assets.

    During the quarter ended March 31, 2001, we determined that the carrying value of goodwill and intangible assets recorded in connection with several acquisitions was impaired. An impairment charge totaling $48.6 million was recorded during the quarter ended March 31, 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment charge consisted of $33.5 million for goodwill and $15.1 million for other acquired intangible assets. No impairment charge was recorded during fiscal 2000.

Interest Income and Interest Expense.

    Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists primarily of interest expense on capital leases and notes payable. Net interest income for the three months ended March 31, 2001 was $2.0 million, which represented an increase of $0.2 million from $1.8 million for the three months ended March 31, 2000. The increase was primarily due to higher average cash and short-term investment balances during the quarter.

Income Taxes.

    As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the three months ended March 31, 2001 and 2000.

Nine Months Ended March 31, 2001 Compared to the Nine Months Ended March 31, 2000

Revenues.

Advertising and Commerce

    Advertising and commerce revenues for the nine months ended March 31, 2001 were $42.8 million, which represented an increase of $6.4 million, or 18%, from $36.4 million for the nine months ended March 31, 2000. The increase was primarily attributable to increases in ZeroPort advertising revenues generated from various agreements, including General Motors, LookSmart and Cisco, partially offset by a reduction in revenues from our agreement with AdSmart, which ended in February 2000.

Billable Services

    Billable services revenues for the nine months ended March 31, 2001 were $2.4 million, which represented an increase of $2.0 million from $0.4 million for the nine months ended March 31, 2000. The increase in revenues was due primarily to the launch of the NetZero Platinum and NetZero Professional billable Internet service plans during the quarter ended March 31, 2001.

Cost of Revenues.

    Cost of revenues for the nine months ended March 31, 2001 was $64.0 million, which represented an increase of $18.0 million, or 39%, from $46.0 million for the nine months ended March 31, 2000. The increase was primarily attributable to increased telecommunications usage related to the growth in our user base and increased depreciation related to our internal network costs, partially offset by a reduction in telecommunications cost per user hour. During the nine months ended March 31, 2001, our cost of telecommunications services purchased averaged less than $0.15 per user hour.

Sales and Marketing.

    Sales and marketing expenses for the nine months ended March 31, 2001 were $43.7 million, which represented an increase of $8.9 million, or 25%, from $34.8 million for the nine months ended March 31, 2000. The increase was primarily due to an increase in media advertising and promotion expense by NetZero and RocketCash, increased stock based charges and increased sales and marketing personnel related costs as a result of our focus on developing an in-house sales force. Sales and marketing included $4.1 million of stock based charges for the nine months ended March 31, 2001 compared to $1.3 million for the nine months ended March 31, 2000. Stock based charges increased primarily as a result of the issuance of warrants in connection with a RocketCash marketing promotion.

Product Development.

    Product development expenses for the nine months ended March 31, 2001 were $20.4 million, which represented an increase of $16.4 million, or 405%, from $4.0 million for the nine months ended March 31, 2000. The increase was primarily due to increased depreciation related to equipment used in product development and testing, increased stock-based charges, and the hiring of additional personnel directly by NetZero and in connection with our acquisitions of Simpli.com and RocketCash. Product development expenses included $5.1 million of stock-based charges for the nine months ended March 31, 2001 compared to $0.2 million for the nine months ended March 31, 2000. Stock-based charges associated with product development increased primarily as a result of restricted shares issued in connection with the acquisition of Simpli.com.

General and Administrative.

    General and administrative expenses for the nine months ended March 31, 2001 were $23.8 million, which represented an increase of $6.8 million, or 40%, from $17.0 million for the nine months ended March 31, 2000. The increase was primarily due to the hiring of additional administrative personnel, increased stock-based charges and increased occupancy costs. General and administrative expenses included $6.3 million of stock-based charges for the nine months ended March 31, 2001 compared to $2.9 million for the nine months ended March 31, 2000. Stock-based charges associated with general and administrative expenses increased primarily as a result of restricted stock awards to employees and the issuance of restricted stock in connection with our recent acquisitions.

Amortization of Intangible Assets.

    Amortization of intangible assets for the nine months ended March 31, 2001 was $16.7 million compared to $3.2 million for the nine months ended March 31, 2000. The increase was primarily the result of our acquisitions of Simpli.com in August 2000, RocketCash in September 2000, and certain assets of Freei in November 2000.

Impairment of Goodwill and Intangible Assets.

    During the quarter ended March 31, 2001, we determined that the carrying value of goodwill and intangible assets recorded in connection with several acquisitions was impaired. An impairment charge totaling $48.6 million was recorded during the quarter ended March 31, 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment charge consisted of $33.5 million for goodwill and $15.1 million for other acquired intangible assets. No impairment charge was recorded during fiscal 2000.

Interest Income and Interest Expense.

    Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists primarily of interest expense on capital leases and notes payable. Net interest income for the nine months ended March 31, 2001 was $8.4 million, which represented an increase of $4.6 million from $3.8 million for the nine months ended March 31, 2000. The increase was primarily due to higher average cash and short-term investment balances, partially offset by an increase in interest expense on capital leases and notes payable.

Income Taxes.

    As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the nine months ended March 31, 2001 and 2000.

Liquidity and Capital Resources

    From inception of the business to March 31, 2001, our operations have been financed primarily through the sale of equity securities, cash generated from sales of our products and services and, to a lesser extent, equipment lease financing. At March 31, 2001, we had approximately $150.5 million in cash, cash equivalents and short-term investments and approximately $12.4 million in restricted cash.

    For the nine months ended March 31, 2001, net cash used for operating activities was $68.4 million consisting primarily of operating losses and increases in restricted cash and other assets, partially offset by an impairment charge for goodwill and intangible assets, depreciation and amortization, stock-based charges, decreases in accounts receivable and increases in accounts payable and deferred revenue. For the nine months ended March 31, 2000 net cash used for operating activities was $61.4 million and consisted of operating losses, deposits to guarantee future obligations and increases in accounts receivable and other assets, partially offset by depreciation, amortization, and stock-based charges and an increase in accounts payable and accrued expenses.

    For the nine months ended March 31, 2001, net cash used for investing activities was $58.1 million of which $45.1 million represented the net increase in short-term investments and the balance was for acquisitions and capital expenditures. In the nine months ended March 31, 2000, cash used for investing activities of $20.1 million consisted of capital expenditures of $12.6 million and $7.5 million for the purchase of short-term investments.

    Net cash used for financing activities was $6.3 million for the nine months ended March 31, 2001 and was primarily for payments on capital lease and notes payable obligations. In the nine months ended March 31, 2000 cash provided from financing activities was $176.0 million and was principally attributable to the proceeds from our initial public offering.

    Our business model of offering free Internet access is predicated on receiving revenues for advertisements. However, declines in Internet advertising rates have resulted in us recognizing declining revenues and increasing gross losses over the last three sequential quarters. We have limited visibility as to when, or if, online advertising rates will stabilize or increase, and they may continue to decrease. We have taken steps to address our declining revenues and increasing gross loss by introducing, in the March 2001 quarter, billable services and restrictions on the number of free hours per household per month. In addition, we intend to implement limitations on our operating expenses, particularly with regards to our marketing expenses. We have substantially built out our network infrastructure and, in the near term, do not foresee the need for the same level of capital expenditures, which we have experienced in the past. In order to succeed we must increase our revenues while controlling our telecommunications costs, our operating expenses and our capital expenditures. Many factors will impact our ability to grow revenues including, but not limited to, the number of users who sign up for our new pay services, the growth or reduction in our user base, the Internet advertising market and our ability to sell our existing products and develop new revenue generating products. Billable services are new products for us and we cannot assure you that our existing users or new users will sign up for these plans. In addition, as a result of limiting the number of free hours per month we may lose a significant number of users. There can be no assurance that we will be able to effectively manage our business to decrease our losses.

    We have invested significantly in our network infrastructure, software licenses, furniture, fixtures and equipment and we may need to make further investments in the future although, at this time, we do not foresee the need for the same level of expenditures which we have experienced since our initial public offering. The actual amount of capital expenditures will depend on the rate of growth or reduction in our user base, which is difficult to predict and could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology. We intend to use cash to fund our future operating losses and a combination of cash and lease financing to fund our capital expenditures in a manner which minimizes our cost of capital. However, we cannot assure you that lease financing will be available on favorable terms, if at all, in which case we would be required to use a greater portion of cash to fund our capital expenditures.

    We currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next 12 months. However, we may need to raise additional capital for a variety of reasons including, without limitation, in order to fund more rapid growth, expand our marketing activities, develop new or enhance existing services or products to respond to competitive pressures or to acquire complementary services, businesses or technologies. If, in the future, we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financings, strategic relationships or other arrangements. This additional funding, if needed, might not be available to us on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

    We have received a notice from the Nasdaq National Market that our common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, we have 90 calendar days, or until June 25, 2001, to regain compliance with this requirement. At the end of such time period, we have 7 days in which to request an appeal with respect to the delisting notice and we will be granted an appeal within 45 days of such request. If we are unable to regain compliance with this requirement during this time period, and any appeal to the Nasdaq National Market for relief from this requirement is unsuccessful, our securities will be delisted from trading by the Nasdaq National Market. If our common stock were delisted from the Nasdaq National Market, the ability of any potential or future investors to achieve liquidity from our common stock would be severely limited and will inhibit, if not preclude, our ability to raise additional capital on acceptable terms, if at all.

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

Future results of operations may vary due to certain factors

    Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-Q. While we currently intend to limit operating expenses, we may increase operating expenses and capital expenditures for a variety of reasons including, without limitation, the growth in our user base, the expansion of our sales and marketing efforts, the promotion of the NetZero brand, the enhancement of the features and functionality of our services, the development of new services and products, the integration of acquired companies, the upgrading of the internal network infrastructure, pursuit of new distribution channels and the hiring of new personnel. Expenditures in each of these categories may vary significantly from period to period. While some expenses are fixed in the short-term, total operating expenses are principally determined on the basis of anticipated revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. We believe that expenses will significantly exceed revenues for the foreseeable future. As a result of these and other factors, operating results may vary substantially from quarter to quarter.

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

    In addition to seasonality, there are several other factors that may cause our quarter to quarter revenues to fluctuate significantly, including changes in advertising rates, fluctuations in our user count, termination of material contracts, such as the LookSmart agreement, and the effect of short-term contracts which provide significant revenues in one quarter, but do not provide significant revenues in subsequent quarters. These and other factors may cause significant fluctuations in our quarter over quarter revenues.

    We have previously experienced reductions in revenues from material customers and may experience additional reductions in the future. For the three and nine months ended March 31, 2001 LookSmart accounted for 14% and 25% of our revenues, respectively. Our agreement with LookSmart was terminated on January 19, 2001. LookSmart provided search functionality on our start page and on the ZeroPort, and was provided with the right to advertise third party services on our start page. After the termination of the LookSmart agreement, we experienced a significant decline in revenues derived from search functionality on our start page and we do not anticipate generating the amount of revenue from our start page that we historically experienced. In addition, we derived approximately 20% and 11% of our revenues for the quarter ended March 31, 2001 from our agreements with General Motors Corporation ("General Motors") and Cisco Systems, Inc. ("Cisco"), respectively. While we have a long-term relationship with General Motors, they have recently requested reductions in their advertising obligations. While we do not currently anticipate such reductions will be material to our business, we can give no assurance that we will continue to derive the amount of anticipated revenues from General Motors. In addition, our agreement with Cisco is terminable by Cisco commencing on June 30, 2001, and we can give no assurance that we will continue to generate significant revenues from Cisco beyond such date. The termination or renegotiation of significant agreements, as well as the timing of orders under such agreements, may cause significant fluctuations in our quarterly results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

We Face Risks Associated with Our Operations

We cannot predict our success because our business model is unproven and changing, and we have operated our business for only a short period of time.

    Our business model is unproven and a number of other businesses offering free Internet access have failed. Since we only began offering Internet access in October 1998, we have a limited operating history, which makes it difficult to evaluate our performance. Our advertising supported business model, unlike traditional Internet service providers, does not have a measurable and predictable revenue stream from user access fees. Due to a variety of factors including deterioration in the online advertising market, we have altered our model to limit the number of hours a month a user can access our service without charge. In addition, we offer a variety of products intended to provide us with additional revenues. We may make additional changes to our model in the future. There can be no assurance that our existing model will be successful or that any changes to our model will be successful. If we are not able to successfully address these risks, we will not be able to grow our business, compete effectively or achieve profitability.

If we fail to generate sufficient advertising and pay service revenues, we may not be able to support our operations.

    Historically we have depended primarily on our ability to generate advertising revenues. Accordingly, if we fail to generate sufficient advertising revenues, we may not be able to support our operations. To date, advertising revenues have not been sufficient to support our operations. Our operating costs have continued to increase from quarter to quarter while our revenues from advertising have, from time to time, decreased from quarter to quarter. We generate revenues from a variety of different advertising arrangements including sales of targeted and untargeted banner advertising, sponsorships, performance-based arrangements and referrals to third party web-sites. We have limited experience marketing and pricing these types of arrangements, and have limit experience with respect to the performance of such arrangements. As such, we do not know if we are appropriately pricing, marketing or structuring these arrangements, or whether we will perform under these arrangements to the satisfaction of the other parties. Our failure to appropriately price, market or structure these arrangements could impact our ability to enter into and perform under these arrangements, or to renew these arrangements on similar or acceptable terms. Due to a variety of factors including the deterioration of the online advertising market and the decrease in capital available to Internet companies, we have experienced a number of situations where arrangements are not renewed, are renewed at significantly lower rates or are repriced during the term of the arrangement. These factors may significantly impact our ability to enter into new arrangements with third parties, to enforce our existing arrangements and to maintain or grow our revenues. In addition, the success of some of these arrangements may depend on our ability to effectively target users based on demographic and other information. We may encounter technical and other limitations on this ability, including problems associated with the accuracy of the information provided by our users, which we do not corroborate. In light of these factors, there can be no assurance that we will be able to attract sufficient advertising revenues to support our operations.

    In addition, competition for Internet-based advertising revenues is intense and the amount of available advertising space on the Internet is increasing at a significant rate while the demand has been declining. These and other factors are causing Internet advertising rates to decline, and it is possible that rates will continue to decline in the future. Also, our growth in users has resulted in, and in the future may result in, our advertising inventory growing faster than our ability to sell the inventory at reasonable rates. Many of the purchasers of Internet advertising have been companies with Internet-based business models. Many of these companies have come under financial pressure and have not been able to access the capital markets to fund their operations. This trend has adversely impacted our revenues and could impact our ability to generate revenues in the future and result in increased reserves for doubtful accounts.

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

    We have recently commenced offering pay services and believe that a significant portion of our revenues, at least in the near term, will come from pay services. Due in part to the current status of the online advertising market, we believe that we will need to convert a significant number of free users to pay users, or to sign up a significant number of new pay users, in order to generate sufficient revenues to support our operations. Our failure to generate revenues from pay users could adversely impact our ability to support our operations.

We have no prior experience in offering pay services and may not be successful in implementing such services.

    We have recently begun offering pay Internet access services. We have no prior experience in offering such services. While we are offering such services at a price lower than the prices set by certain of our competitors, there is no assurance that we will be successful in having a substantial number of users sign up for these services. We intend to use our marketing and technical resources to focus on pay services, which may limit the number of free users that access our service. In addition, expenses related to billing users are substantial and we have no experience with respect to charge backs, user cancellation and marketing costs in connection with pay services. If the revenues we receive from our fee-based products do not exceed the expenses associated with offering such products, or if we are unsuccessful in implementing these services, our financial position and results of operations would be adversely impacted. Our market share and billable services revenue could be adversely affected if we are not able to compete effectively for users with established providers of Internet services.

Our market share and revenues would suffer if we were unable to compete effectively for users with established and new providers of Internet access services.

Competitors

    Competition for users of Internet access services is intense. We currently compete or expect to compete for users with the following types of companies that provide access services:

  •
  companies that provide free Internet access under their own brands, such as Juno Online Services, Inc., as well as companies that provide free Internet access co-branded with, or under the brands of, third parties;

  •
  established online service and content providers, such as America Online and The Microsoft Network;

  •
  independent national Internet service providers, such as EarthLink and Prodigy;

  •
  national long-distance carriers, such as AT&T, GTE and MCI WorldCom;

  •
  local telephone companies and regional Bell operating companies, such as Pacific Bell;

  •
  numerous regional and local commercial Internet service providers;

  •
  computer hardware and software and other technology companies, such as IBM and Microsoft;

  •
  cable operators and online cable services, such as Excite@Home;

  •
  retail companies such as K-Mart and Costco; and

  •
  nonprofit or educational Internet service providers.

    We expect that competition for users will continue to intensify. While we have recently experienced a period of decreased competition for users of free Internet access services due to the failure of numerous free Internet access providers, there can be no assurance that we will not experience additional competition from new competitors. In addition, because we are focusing our resources on pay services and imposing limitations on our free service, we believe that we will experience more direct competition from companies who charge for their Internet service, including those who charge on a discounted basis. Companies that offer pay Internet access services, including America Online and The Microsoft Network, have significantly greater resources than we do and spend significantly greater resources marketing to users. There is no assurance that we will be able to compete effectively with our competitors for users of pay services. We believe that additional competitors for Internet users, including major computer manufacturers, retail companies, and software, media and telecommunications companies, will continue to enter the Internet access market. Existing competitors have taken, and may continue to take, steps such as reducing their subscriber fees, offering promotions for access services, or bundling free access services with other product offerings. For example, both Microsoft and CompuServe have partnered with personal computer makers and consumer electronics retailers to offer consumers rebates on computer equipment when the consumer signs up for their Internet access services.

    We believe that increased competition has, from time to time, impacted our growth and may impact our growth in the future, resulting in increased user turnover and additional sales and marketing expenses that increase user acquisition cost. Increased competition could also result in decreased advertising revenue. Since we rely primarily on advertising revenues to support our free access model and do not charge the vast majority of our users membership fees, we may not be able to offset the effect of these increased costs, and we may not have the resources to compete successfully. The ability of our competitors to acquire other Internet providers or to enter into strategic alliances or joint ventures could also put us at a significant competitive disadvantage.

Telecommunications Services

    In addition, telecommunications companies with far greater resources, distribution channels and brand awareness offer, or have announced that they will offer, their own Internet access services to users. Since these companies have their own telecommunications network infrastructure, they have lower communications costs than we do. These advantages reduce the overall cost of Internet access for such companies and may significantly increase competitive pressures on us. For example, AT&T WorldNet offers an Internet access service priced at $4.95 per month combined with an advertising banner window, and also announced a program where it bundles its Internet access service with its long distance service at a discounted rate. In addition, each of our telecommunications providers supplies network access to some of our competitors, and could choose to grant those competitors preferential network access, potentially limiting our users' ability to access the Internet. If our telecommunications service providers were to decrease the levels of service or access provided to us, or if they were to terminate their relationships with us for competitive or other reasons, and we were not able to develop alternate sources of supply, we would not be able to provide Internet access to our customers, which could ultimately result in a significant loss of users and revenues.

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

    The telephone, cable and other companies that own broadband networks may prevent us from offering broadband Internet access through the wire and cable networks that they own. Our ability to compete with telephone and cable television companies that are able to support broadband transmission may depend on future regulation to guarantee open access to their broadband networks. In January 2001, the Federal Trade Commission ordered AOL Time Warner to make available its cable broadband networks to three non-affiliated Internet service providers. We are not one of the three Internet service providers given access to AOL Time Warner's cable broadband networks, so our ability to compete in the cable broadband access market may be significantly impaired. We do not know whether local, state or federal regulatory agencies will take any further action to regulate the broadband access market, and whether they will be successful in establishing their authority to do so.

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

We anticipate that our free user base may, in the near term, continue to decline. If we experience greater than anticipated decreases in our free user base and are unable to convert a significant number of users to pay services, our ability to generate advertising revenues, decrease per-hour telecommunication costs and to implement our strategy will be adversely impacted.

    If we are unable to grow our user base, we may not be able to generate revenues, decrease per-hour telecommunications costs or implement our strategy. We have, from time to time, experienced such rapid growth in our free user base that we have instituted measures to limit the number of new free users on our service. Due to limitations on the number of hours that a user can access our service without charge and other factors including revenue generation initiatives, we have recently experienced a decline in our number of active free users. This decline may continue into the future. If we implement additional limitations on our free access services, we may experience further significant declines in the number of existing free users as well as new free users accessing our service. This may significantly and adversely impact our ability to grow in the long term. Unless we are able to convert a significant number of free users to pay users, our revenues will be adversely impacted. We intend to generate new users, focusing primarily on pay services, through other distribution channels, such as television, radio and print media advertising, direct marketing campaigns, and bundling, co-branding and retail distribution arrangements. However, we have limited experience with marketing pay services. If these distribution channels prove more costly or less effective than anticipated, it could adversely impact our ability to grow our pay user base. In addition, even if we are successful in achieving a significant number of pay users, we do not know if these users will continue to use our service. We would be unable to grow our user base if a significant number of our users stopped using our service. There are a variety of reasons why users would discontinue using our service, including:

  •
  free users may object to the limitation we impose on the number of hours they can use our service in a month without charge and decide to terminate their account with us in favor of a competing service;

  •
  free users may decide they do not like the always-present nature of the ZeroPort or the presence of advertising on our service;

  •
  users may not like having their online activities tracked;

  •
  reliability issues, which we have experienced in the past and may experience in the future, may cause user dissatisfaction; and

  •
  our limited user support may frustrate users who have difficulty using our service.

    There is no assurance that we will be able to retain our existing free user base or grow our pay user base.

Our advertising revenues will suffer if we are unable to demonstrate that our registered users are actively using our service.

    If we are not able to demonstrate to our advertisers that our registered users are actively using our service, advertisers may choose not to advertise with us and our advertising revenues could be materially and adversely affected. Approximately 8.6 million users had registered for our service through March 31, 2001, of which approximately 3.9 million had used our service during the month of March. We believe that a number of our users have Internet access accounts with our competitors. As a result, these users may not use NetZero as their primary Internet service provider. Also, some new users use the Internet only as a novelty and do not become consistent users of Internet services and, therefore, may be less likely to continue using our service.

We may not successfully develop and market new products in a timely or cost-effective manner; Our new products may not be accepted by consumers or advertisers.

    We have expended, and may in the future expend, significant resources developing and implementing new products. Product development involves a number of uncertainties, including unanticipated delays and expenses. New products may have technological problems or may not be accepted by our users or advertisers. There is no assurance that new products will be introduced in a timely or cost-effective manner or result in user satisfaction or increased revenues. If we are unable to respond in a timely manner to technological advances, we may not be able to compete effectively for users, which could cause our revenues to decrease.

    Several of the new products we have offered, or intend to offer, such as NetZero Platinum, Surf Safari and our new start page are intended to generate additional revenues for us. There is no assurance that such products will provide us with any meaningful revenue.

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

    We have made a number of acquisitions and may continue to make acquisitions or undertake other business combinations that can complement our current or planned business activities. Such acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

  •
  disruption of our ongoing business and diversion of resources and management time;

  •
  unforeseen obligations or liabilities;

  •
  difficulty assimilating the acquired operations and personnel;

  •
  risks of entering markets in which we have little or no direct prior experience;

  •
  potential impairment of relationships with employees or users as a result of changes in management; and

  •
  potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

    In the quarter ended March 31, 2001, we recorded an impairment charge related to goodwill, intangible assets and other assets in the amount of approximately $48.6 million in connection with certain acquisitions. There can be no assurance that we will make any further acquisitions, that we will be able to obtain additional financing for such acquisitions, if necessary, or that any acquisitions will be successful.

We may not be able to provide Internet access for our users if our telecommunications carriers raise their rates or if they discontinue doing business with us.

    Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require. There has been significant consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. In addition, several vendors have experienced significant financial difficulties and there is no assurance that such vendors will continue to perform consistent with our expectations or contractual rights. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current telecommunications service providers could decide not to provide us with service at rates acceptable to us, or at all, in which event, we may not be able to provide Internet access to our users.

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

    A small number of customers have accounted for, and may in the future account for, a significant portion of our revenues. We have previously experienced reductions in revenues from material customers and may experience additional reductions in the future. For example, 35% and 14% of our revenues for the quarter ended December 31, 2000 and March 31, 2001, respectively, were attributable to our start page agreement with LookSmart. Our agreement with LookSmart was terminated on January 19, 2001. LookSmart provided search functionality on our start page and on the ZeroPort, and was provided with the right to advertise third party services on our start page. After the termination of the LookSmart agreement, we experienced a significant decline in revenues derived from search functionality on our start page and we do not anticipate generating the amount of revenue from our start page that we historically experienced. In addition, we derived approximately 20% and 11% of our revenues for the quarter ended March 31, 2001 from our agreements with General Motors and Cisco, respectively. While we have a long-term relationship with General Motors Corporation, they have recently requested reductions in their advertising obligations. While we do not currently anticipate such reductions will be material to our business, we can give no assurance that we will continue to derive the amount of anticipated revenues from General Motors. In addition, our agreement with Cisco is terminable by Cisco commencing June 30, 2001 and we can give no assurance that we will continue to generate significant revenues from Cisco beyond such date. The termination or renegotiation of significant agreements, as well as the timing of orders under such agreements, may cause significant fluctuations in our quarterly results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

    We may from time to time experience increases in our telecommunications usage, which exceed our then-available telecommunications capacity and the capacity of our internal servers. As a result, users may be unable to register or log on to our service, may experience a general slow-down in their Internet access or may be disconnected from their sessions. Excessive user demand could also result in system failures of our internal server networks, which would prevent us from generating advertising revenues. Inaccessibility, interruptions or other limitations on the ability to access our service due to excessive user demand, or any failure of our servers to handle user traffic, would have a material adverse effect on our reputation and our revenues.

We will not be able to support increased numbers of users if we are unable to enhance our internal network infrastructure.

    Our internal network infrastructure is composed of a complex system of application, database, advertisement and e-mail servers. Service interruptions originating within our internal network have occurred in the past and may occur in the future, especially when usage exceeds capacity. We will need to invest substantial financial, operational and management resources to enhance our systems, particularly our database servers and storage capabilities, to handle a large number of users. We cannot be certain that we will be able to accomplish this on a timely basis and at a commercially reasonable cost, or at all. If we fail to do so, we will be unable to grow our business.

If we fail to manage our telecommunications capacity, our service levels may suffer or we may experience increased per-user costs.

    We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. If we fail to procure sufficient quantities of telecommunications products and services, we may be unable to provide our current and future users with acceptable service levels. We also run the risk of purchasing excessive amounts of telecommunications products and services based on incorrect projections regarding increased usage. In that event, we would be required to bear the costs of excess telecommunications capacity without commensurate increases in revenues. Due to recent declines in our user base and the limitations we have imposed on the number of hours that a free user can access our services, we are experiencing decreases in telecommunications usage in excess of the amounts that we anticipated when entering into certain agreements for telecommunications services. This may result in significant excess capacity in the near term, which may result in increased costs per user on an hourly basis. There can be no assurance that we will be able to effectively manage these and other aspects of our business. Our failure to do so would likely have a material adverse effect on our business, results of operations, financial position and cash flow.

We may not be able to grow our user base if we are unsuccessful in establishing and maintaining the NetZero brand.

    If we are unsuccessful in establishing or maintaining the NetZero brand, we may not be able to grow our user base. We believe that establishing and maintaining the NetZero brand is critical to retain and expand our user base. Promotion of the NetZero brand will depend on our success in providing high-quality Internet products and services. However, such success will depend, in part, on the services, products and efforts of third parties, over which we have little or no control. For instance, if our third party telecommunications service providers fail to provide quality service, our users' ability to access the Internet may be interrupted, which may adversely affect the NetZero brand. If our users and advertisers do not perceive our existing products and services as high quality, or if we introduce new products or services or enter into new business ventures that are not favorably received by our users and advertisers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, we may also need to devote substantial resources to create and maintain a distinct brand loyalty among our users and to promote and maintain the NetZero brand in a very competitive market. If we incur excessive expenses in promoting and maintaining our brand, our financial results could be adversely affected.

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

    Others may develop services or technologies that render our services or technology noncompetitive or obsolete. For instance, a number of companies are offering broadband and other high speed Internet access services, which allow users to access the Internet at much faster speeds than the access services we currently provide. Our ability to remain technologically competitive may require substantial expenditures and lead-time.

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

  •
  users being disconnected from our service or being unable to access our service;

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

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

    The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, over which we have no control. Computer viruses or problems caused by our users or other third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam", could lead to interruptions, delays, or cessation in service to our users. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. There can be no assurance that we would prevail in such claims and our failure to do so could result in large judgments against us. Users or other third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our users' computer systems by their inappropriate use of the Internet, including breaking into our computer network, which could cause losses to us, or our users. Users or third parties may also potentially expose us to liability by "identity theft", or posing as another NetZero user. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and those of our users. We expect that our users will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. Users or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches, and may deter others from using our services, which could cause our business prospects to suffer. Although we intend to continue using industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. We also cannot assure you that the security measures of our third-party network providers will be adequate. In addition, to alleviate problems caused by computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or temporarily cease service to our users, which could have a material adverse effect on our revenues and could also result in increased user turnover.

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

We will not be able to grow our business if we are not able to retain or hire additional personnel.

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

We may not realize the benefits associated with our acquired intangible assets.

    As of December 31, 2000, we had approximately $55.0 million in intangible assets recorded on our balance sheet, which primarily included goodwill and acquired technologies associated with our acquisitions. During the quarter ended March 31, 2001, we determined the carrying value of these assets was impaired using the discounted cash flow method and the market comparison method. An impairment of goodwill, intangible assets and other assets totaling $48.6 million was recorded during the quarter, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The impairment consisted of $33.5 million for goodwill and $15.1 million for other acquired intangible assets and other assets. There can be no assurance that we will not experience similar impairment losses in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

If we are unable to successfully defend against pending legal actions against us, we could face substantial liabilities.

    We are currently a party to pending legal actions against us which are discussed in detail under "Legal Proceedings," the outcomes of which are uncertain and could result in significant judgments against us. Defending against these lawsuits may involve significant expense and diversion of management's attention and resources from other matters. Although we believe that the lawsuits lack merit, due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may continue to subject us to significant litigation and costs in the future.

Our common stock may be delisted from the Nasdaq National Market.

    On March 25, 2001, we received a notice from the Nasdaq National Market that our common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, the Nasdaq National Market has provided us with 90 calendar days, or until June 25, 2001, to regain compliance with this requirement. At the end of such time period, we have 7 days in which to request an appeal with respect to the delisting notice and we will be granted an appeal within 45 days of such request. If we are unable to regain compliance with this requirement during this time period, and any appeal to the Nasdaq National Market for relief from this requirement is unsuccessful, our securities will be delisted from trading by the Nasdaq National Market. We meet all the other criteria to remain listed on the Nasdaq National Market and, if necessary, we believe we would be able to meet the minimum bid price requirement by effecting a reverse split of our common stock. However, there is no assurance that we would be able to effect a reverse split of our common stock in a timely manner, that doing so would enable us to remain listed on the Nasdaq National Market or that a reverse split would not adversely affect the price of our common stock. If we were to be delisted, trading in shares of our common stock would decrease substantially or cease altogether, the market price of our common stock may decline further, and you may lose some or all of your investment.

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

    Our service involves the provision of Internet access services as well as a variety of other products and services offered under the NetZero brand or directly by sponsors. We, and our sponsors, have implemented, and may in the future implement, changes to such services. This may involve the termination of services by NetZero or its sponsors or changes to terms and conditions of services by NetZero or its sponsors. There can be no assurance that users, advertisers, sponsors or other third parties, including governmental agencies, will not assert claims against us for implementing such changes, or that any such claims would be resolved in our favor.

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

    Other than regulations generally applicable to all business, neither the Federal Communications Commission nor any other governmental agency currently directly regulates Internet service providers. Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. We could be adversely affected if any regulatory or statutory change results in the application of access charges to Internet service providers, because this would substantially increase the cost of using the Internet. Similarly, new laws or regulations could increase costs to those entities that provide us with telecommunications services, and those changes too could substantially increase our cost of doing business. Since one of the largest components of our operating costs is telecommunications expense, any increase in such costs would have a material adverse effect on our cost of revenues and gross margins. We could also be affected by any change in the ability of our users to reach our network through a dial-up telephone call without any additional charges.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    NetZero currently does not hold any derivative instruments and does not engage in hedging activities. Also, NetZero is not currently party to any transactions denominated in a foreign currency. Thus, NetZero's exposure to interest rate and foreign exchange fluctuations is minimal.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In December 2001, NetZero sued Juno Online Services ("Juno") for patent infringement and filed a motion for a temporary restraining order restricting Juno from displaying banner advertisements on its service. In January 2001, the temporary restraining order was granted and NetZero posted a bond in the amount of $5.0 million. In April 2001, the temporary restraining order was lifted and Juno subsequently informed NetZero that it intends to seek recourse against the bond to recover damages incurred during the time the temporary restraining order was in place. NetZero believes its initial patent claims are meritorious, although the matter will not be decided until a trial on the merits, which may not occur until calendar 2002. If we succeed on the merits we do not believe Juno will be entitled to damages as a result of the temporary restraining order. Even if Juno were to succeed in its damage claim, we do not believe that any payments to be made by NetZero in connection therewith would be material to our financial position. However, there can be no assurance of the outcome of this matter.

    In April 2001, NetZero and certain of its officers and directors were served with a complaint(1) alleging violations of the federal securities laws. A number of other complaints(2) have since been filed containing similar allegations, but only one other complaint has been served as of May 14, 2001(3). These complaints were brought as purported shareholder class actions under Sections 11 and 15 of the Securities Act of 1933, as amended.

    The complaints generally allege that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters of NetZero's initial public offering had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with initial public offering; and (ii) the underwriters had entered into agreements with customers whereby they agreed to allocate NetZero shares to those customers in the initial public offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices.

    The complaints listed herein are the only complaints we are aware of to have been filed as of May 14, 2001. There may be additional complaints containing similar allegations that have been filed that we are not aware of and there may be similar complaints filed in the future. We anticipate that the complaints listed below that have not yet been served on NetZero will be served in the near future. As of May 14, 2001, NetZero had not yet answered any of the complaints, and discovery had not yet commenced. We believe that the allegations are without merit and intend to defened the actions vigorously.

    The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although we believe the outcome of outstanding legal proceedings, claims and litigation will not have a material adverse effect on our business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

    We are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the amount, and ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or cash flows of the company.

(1)
Bernstein v. NetZero, Inc. et al., U.S.D.C. S.D.N.Y. Case No. 01 CV 3358 (filed April 20. 2001).
(2)
Greenbaum v. NetZero, Inc. et al., U.S.D.C. S.D.N.Y. Case No 01 CV 3528 (filed April 26, 2001); Doner v. NetZero, Inc. et al., U.S.D.C. S.D.N.Y. Case No 01 CV 3534 (filed April 26, 2001); Sanders v. NetZero. Inc. et al., U.S.D.C. S.D.N.Y. Case No. 01 CV 3844 (filed May 7, 2001); Peterson v. NetZero, Inc. et al., U.S.D.C. S.D.N.Y. Case No. 01 CV 3948 (filed May 9, 2001).
(3)
Doner v. NetZero, Inc. et al., U.S.D.C. S.D.N.Y. Case No 01 CV 3534 (filed April 26, 2001).

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

    In connection with the initial public offering, NetZero paid an aggregate of $12.9 million in underwriting discounts and commissions to the underwriters and paid other expenses in the amount of approximately $1.8 million. After deducting the underwriting discounts and commissions and offering expenses, NetZero received net proceeds from the offering of approximately $169.3 million. As of March 31, 2001, NetZero had used approximately $158 million of the net proceeds from the offering to fund its operating losses and capital expenditures. The balance of the proceeds will be used primarily to fund future operating losses. Pending the use of the remaining proceeds of the offering, the cash will be invested in short-term, interest bearing, investment-grade securities. None of the net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of NetZero or their associates, persons owning 10% or more of any class of equity securities of NetZero, or an affiliate of NetZero.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    The following exhibits are filed as part of this Form 10-Q.

10.1	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Mark R. Goldston.
10.2	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Charles S. Hilliard.
10.3	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Frederic A. Randall, Jr.
10.4	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Brian Woods.
10.5	Amendment to Stock Restriction Agreement dated as of April 8, 1999 by and between the Registrant and Ronald T. Burr.
10.6	Second Amendment to Stock Restriction Agreement dated as of February 9, 2001 by and between the Registrant and Ronald T. Burr.
(b)
Reports on Form 8-K

    None

Exhibit Index

    The following exhibits are filed as part of this Form 10-Q.

10.1	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Mark R. Goldston.
10.2	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Charles S. Hilliard.
10.3	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Frederic A. Randall, Jr.
10.4	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Brian Woods.
10.5	Amendment to Stock Restriction Agreement dated as of April 8, 1999 by and between the Registrant and Ronald T. Burr.
10.6	Second Amendment to Stock Restriction Agreement dated as of February 9, 2001 by and between the Registrant and Ronald T. Burr.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETZERO, INC. (REGISTRANT)
By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Senior Vice President, Finance and Chief Financial Officer

Dated: May 15, 2001

QuickLinks

INDEX
Part I. Financial Information
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Index
SIGNATURES