Form 10-K
period 2001-06-30
NETZERO INC
filed 2001-09-25
CIK 1089944

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-27405

NETZERO, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4644384 (I.R.S. Employer Identification No.)
2555 Townsgate Road, Westlake Village, California (Address of Principal Executive Offices)	91361 (Zip Code)

Registrant's Telephone Number, Including Area Code: (805) 418-2000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    As of September 21, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of the registrant's common stock on such date as reported by the Nasdaq National Market was approximately $32.5 million (calculated by excluding shares owned beneficially by directors and officers).

    As of September 21, 2001, there were 125,743,481 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    This Annual Report on Form 10-K incorporates certain information by reference from the Joint Proxy Statement/Prospectus of United Online, Inc. ("Proxy Statement/Prospectus") as filed with the Securities and Exchange Commission on August 30, 2001 (pursuant to Rule 424(b)) and Amendment No. 2 to the Registration Statement on Form S-4 of United Online, Inc. of which that prospectus is a part (Registration No. 333-63704).

NETZERO, INC.

FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

i

    This report on Form 10-K contains forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will," or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

PART I

ITEM 1. BUSINESS.

    The information set forth under the caption "NetZero's Business" on pages 99 - 109 of the Proxy Statement/Prospectus is incorporated herein by this reference.

ITEM 2. PROPERTIES.

    The information set forth under the caption "NetZero's Business—Facilities" on page 110 of the Proxy Statement/Prospectus is incorporated herein by this reference.

ITEM 3. LEGAL PROCEEDINGS.

    The information set forth under the caption "NetZero's Business—Legal Proceedings" on pages 110 - 111 of the Proxy Statement/Prospectus is incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of NetZero's security holders during the quarter ended June 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range for NetZero Common Stock

    NetZero has been quoted on the Nasdaq National Market under the symbol "NZRO" since September 23, 1999. The following table sets forth the high and low closing sales prices per share of common stock:

	High	Low
Fiscal Year Ended June 30, 2001
Fourth Quarter	$1.270	$0.500
Third Quarter	1.719	0.500
Second Quarter	2.469	0.719
First Quarter	7.938	2.125
Fiscal Year Ended June 30, 2000
Fourth Quarter	$16.063	$5.219
Third Quarter	35.563	15.000
Second Quarter	33.938	19.000
First Quarter (since September 24, 1999)	29.125	25.313

    On September 21, 2001, the last reported sales price of NetZero common stock was $0.38 and there were 659 stockholders of record.

Dividend Policy

    The information set forth under the caption "NetZero's Business—Dividend Policy" on page 111 of the Proxy Statement/Prospectus is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The information set forth under the captions "NetZero's Selected Financial Data" on page 65 and "NetZero's Selected Financial Data—Significant Trends" on page 66 of the Proxy Statement/Prospectus is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information set forth under the caption "NetZero's Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 67 - 80 of the Proxy Statement/Prospectus is incorporated herein by this reference. The information set forth under the caption "Risk Factors" on pages 12 - 25 of the Proxy Statement/Prospectus is also incorporated herein by this reference; such information sets forth the risks of the combined businesses of NetZero and Juno Online Services, Inc. ("Juno") after the close of the merger agreement by and among NetZero, Juno, United Online, Inc., NZ Acquisition Corp. and JO Acquisition Corp. which closed on September 25, 2001 immediately prior to the filing of this report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information set forth under the caption "NetZero's Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk" on page 80 of the Proxy Statement/Prospectus is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    NetZero's financial statements are set forth on pages F-12 through F-37 of the Proxy Statement/Prospectus and are incorporated herein by this reference. NetZero's supplementary financial information is set forth under the caption "NetZero's Selected Financial Data—Quarterly Financial Data (unaudited)" on page 66 of the Proxy Statement/Prospectus and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the caption "NetZero's Management" on pages 125 - 127 of the Proxy Statement/Prospectus is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten-percent holders are required to furnish us with copies of all of the forms that they file. Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the 2001 fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to section 16(a) of the Exchange Act were complied with, except that Michael Mathieu filed a late Form 3 upon becoming a Section 16 officer in November 2000.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the caption "NetZero's Management" on pages 128 - 132 of the Proxy Statement/Prospectus is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "NetZero's Principal Stockholders" on pages 133 - 134 of the Proxy Statement/Prospectus is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "NetZero's Management—Management Indebtedness" on pages 131 - 132 of the Proxy Statement/Prospectus is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements. The following financial statements of NetZero are incorporated herein by this reference from the Proxy Statement/Prospectus beginning on the pages referenced below:

         2. Financial Statement Schedules. The following financial statement schedule of NetZero is incorporated herein by this reference from the pages of the Amendment No. 2 to Registration Statement on Form S-4 of United Online (Registration No. 333-63704) filed with the Securities and Exchange Commission on August 24, 2001, beginning on the pages referenced below:

Report of Independent Accountants on Financial Statement Schedule	II-3
Schedule II—Valuation and Qualifying Accounts	II-4

    All other schedules have been omitted because they are not required or the required information is included in NetZero's consolidated financial statements and notes thereto.

          3.  Exhibits.

2.1(1)
Agreement and Plan of Merger, dated as of June 7, 2001, by and among the Registrant, Juno Online Services, Inc. ("Juno"), United Online, Inc. ("United Online, Inc."), NZ Acquisition Corp. and JO Acquisition Corp.
3.1(2)	Certificate of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(2)	Specimen common stock certificate.
10.1(3)	The ZeroPort Advertising Agreement dated as of February 5, 2000 by and between the Registrant and idealab! Inc.
10.2(3)	Employment Agreement dated as of December 1, 1999, by and between the Registrant and Brian Woods, as amended.
10.3(2)	Standard Office Lease dated as of March 6, 1999, as amended on March 7, 1999, by and between the Registrant and Westlake Gardens.
10.4(2)	Addendum to Stock Option Agreements.
10.5(2)	Employment Agreement dated as of March 20, 1999, by and between the Registrant and Frederic A. Randall, Jr.
10.6(2)	Employment Agreement dated as of March 20, 1999, between the Registrant and Mark R. Goldston.
10.7(2)	Stock Pledge Agreement dated as of March 20, 1999, between the Registrant and Mark R. Goldston, as amended.
10.8(2)	Note Secured by Stock Pledge Agreement dated March 20, 1999, made by Mark R. Goldston in favor of the Registrant, as amended.
10.9(2)	Software License and Services Agreement dated as of April 14, 1999, between the Registrant and Oracle Corporation.
10.10(2)	Employment Agreement dated as of April 17, 1999, by and between the Registrant and Charles S. Hilliard.
10.11(2)	Stock Pledge Agreement dated April 17, 1999, between the Registrant and Charles S. Hilliard.
10.12(2)	Note Secured by Stock Pledge Agreement dated April 17, 1999, made by Charles S. Hilliard in favor of the Registrant.
10.13(2)	Amended and Restated Investors' Rights Agreement dated as of May 10, 1999, by and among the Registrant and the investors, officers and founders listed on schedules thereto.
10.14(2)	1998 Stock Option/Stock Issuance Plan.
10.15(2)	1999 Stock Option/Stock Issuance Plan.
10.16(2)	Form of Indemnification Agreement between the Registrant and its directors.
10.17(2)	1999 Stock Incentive Plan.
10.18(2)	1999 Employee Stock Purchase Plan.
10.19(2)	Form of Indemnification Agreement between the Registrant and its executive officers.
10.20(4)	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Mark R. Goldston.
10.21(4)	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Charles S. Hilliard.

10.22(4)	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Frederic A. Randall, Jr.
10.23(4)	Amendment to Employment Agreement dated as of February 9, 2001 by and between the Registrant and Brian Woods.
10.24(4)	Amendment to Stock Restriction Agreement dated as of April 8, 1999 by and between the Registrant and Ronald T. Burr.
10.25(4)	Second Amendment to Stock Restriction Agreement dated as of February 9, 2001 by and between the Registrant and Ronald T. Burr.
10.26(5)	NetZero, Inc. 2001 Non-Executive Stock Incentive Plan.
10.27(6)	Form of Voting Agreement between Juno and each of the Registrant's directors and three of the Registrant's executive officers.
11.1	Statement re computation of net loss (included in Note 12 to the consolidated financial statements filed as part of the Proxy Statement/Prospectus which is filed as an exhibit hereto).
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Proxy Statement/Prospectus of United Online filed with the Securities and Exchange Commission on August 30, 2001 (pursuant to Rule 424(b) as part of Registration No. 333-63704).
99.2	Pages II-3 and II-4 to Amendment No. 2 to Registration Statement on Form S-4 of United Online, Inc. (Registration No. 333-63704) including the Financial Statement Schedule referenced in Item 14(a)(2).

(1)
Included as Annex A to the Proxy Statement/Prospectus of United Online incorporated herein by reference and attached hereto as exhibit 99.1.

(2)
Incorporated by reference from the exhibits to the Registrant's Registration Statement on Form  S-1 and all amendments thereto (File No. 333-82827).

(3)
Incorporated by reference herein to the Form 10-Q and all amendments thereto filed with the Securities and Exchange Commission on May 15, 2000.

(4)
Incorporated by reference herein to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

(5)
Incorporated by reference herein to the Form S-8 filed with the Securities and Exchange Commission on May 24, 2001 (File No. 333-61534).

(6)
Incorporated by reference herein from the exhibits to the Form 8-K filed by Juno with the Securities and Exchange Commission on June 12, 2001 (File No. 003-26009).

†
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

    (b)  Reports on Form 8-K. A Form 8-K (Item 5) was filed on June 8, 2001 reporting the Registrant's agreement to merge with Juno.

    (c)  Exhibits. The exhibits filed as part of this report are listed in Item 14(a)(3) of this Form 10-K.

    (d)  Financial Statement Schedules. The financial statement schedule required by Regulation S-X and Item 8 of this form is listed in Item 14(a)(2) of this Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on September 25, 2001. NETZERO, INC.

NETZERO, INC.
By:
/s/ MARK R. GOLDSTON Mark R. Goldston Chairman of the Board, Chief Executive Officer and President

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, Chief Executive Officer and President (Principal Executive Officer)	September 25, 2001
/s/ CHARLES S. HILLIARD Charles S. Hilliard	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2001
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	September 25, 2001
/s/ ROBERT BERGLASS Robert Berglass	Director	September 25, 2001
/s/ JENNIFER S. FONSTAD Jennifer S. Fonstad	Director	September 25, 2001
/s/ DENNIS HOLT Dennis Holt	Director	September 25, 2001

QuickLinks

FORM 10-K
NETZERO, INC. FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
ITEM 1. BUSINESS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES