Form 10-K/A
period 2001-06-30
NETZERO INC
filed 2001-09-28
CIK 1089944

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

    The Consent of Independent Accountants, which was filed as Exhibit 23.1 to the Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on September 25, 2001, inadvertently did not include the typed signature of PricewaterhouseCoopers LLP, the Registrant's independent accountants. The sole purpose of this Amendment No. 1 to Annual Report on Form 10-K is to refile Exhibit 23.1 with the typed signature of PricewaterhouseCoopers LLP. In all other respects, the Registrant's Annual Report on Form 10-K remains the same.

1

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on September 28, 2001.

NETZERO, INC.
By:	/s/ MARK R. GOLDSTON Mark R. Goldston Chairman of the Board, Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, Chief Executive Officer and President (Principal Executive Officer)	September 28, 2001
/s/ CHARLES S. HILLIARD Charles S. Hilliard	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2001
* James T. Armstrong	Director	September 28, 2001
* Robert Berglass	Director	September 28, 2001
* Jennifer S. Fonstad	Director	September 28, 2001
* Dennis Holt	Director	September 28, 2001
*By:	/s/ FREDERIC A. RANDALL, JR. Frederic A. Randall, Jr. Attorney-in-Fact

2

QuickLinks

FORM 10-K/A AMENDMENT NO. 1
EXPLANATORY NOTE
SIGNATURES